Form 10-Q
period 1998-01-02
GFSI HOLDINGS INC
filed 1998-02-17
CIK 1036180

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended  January 2, 1998
                                ---------------


   (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________________________

Commission file number                333-38951
                      -------------------------

                              GFSI HOLDINGS, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                  74-2810744
---------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporationor organization)


                             9700 Commerce Parkway
                             Lenexa, Kansas 66219
                   (address of principal executive offices)

       Registrant's telephone number, including area code (913) 888-0445
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes   (X)      No     (  )
     (2)   Yes   (X)      No     (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value per share - 2,000 shares issued and outstanding as of February 1, 1998

                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended January 2, 1998
                                     INDEX


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION


     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            Consolidated Balance Sheets                                   3
            Consolidated Statements of Income                             4
            Consolidated Statements of Cash Flows                         5
            Notes to Consolidated Financial Statements                    6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                  9

PART II - OTHER INFORMATION                                               14

SIGNATURE PAGE                                                            16

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                                     June 27,               January 2,
                                                                                       1997                    1998
                                                                               ---------------------   ----------------------
Assets
Current assets:
  Cash & cash equivalents                                                                    $1,117                     $622
  Accounts receivable, net                                                                   23,706                   31,063
  Inventories, net                                                                           37,562                   33,861
  Prepaid expenses and other current assets                                                   1,286                      716
  Deferred income taxes                                                                         926                      861
                                                                               ---------------------   ----------------------
Total current assets                                                                         64,597                   67,123

Property, plant and equipment, net                                                           21,548                   20,668

Other assets:
  Deferred financing costs, net                                                              10,004                    9,368
  Other                                                                                           4                        4
                                                                               ---------------------   ----------------------
Total assets                                                                                $96,153                  $97,163
                                                                               =====================   ======================

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                                          $12,199                   $7,017
  Accrued interest expense                                                                    4,719                    5,298
  Accrued expenses                                                                            5,543                    7,043
  Income taxes payable                                                                          200                      225
  Current portion of long-term debt                                                           3,375                    4,750
                                                                               ---------------------   ----------------------
Total current liabilities                                                                    26,036                   24,333

Deferred income taxes                                                                         1,177                    1,241
Revolving credit agreement                                                                    3,000                   ---
Other long-term obligations                                                                     450                      450
Long-term debt, less current portion                                                        211,625                  234,387

Redeemable preferred stock                                                                   28,080                    4,198

Stockholders' equity (deficit):
  Common stock, $.01 par value, 2,000                                                         ---                     ---
    shares authorized, issued and outstanding
    at January 2, 1998 and June 27, 1997
  Additional paid-in capital                                                                    200                      200
  Notes receivable from stockholders                                                           (788)                  ---
  Accumulated deficit                                                                      (173,627)                (167,646)
                                                                               ---------------------   ----------------------
Total stockholders' deficit                                                                (174,215)                (167,446)
                                                                               ---------------------   ----------------------
Total liabilities and stockholders' deficit                                                 $96,153                  $97,163
                                                                               =====================   ======================

NOTE: The balance sheet at June 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)
(In thousands)

                                                                        Quarter Ended                Six Months Ended
                                                                  December 31,   January 2,    December 31,      January 2,
                                                                     1996           1998           1996             1998
                                                                 ------------   ------------   ------------     ------------
Net sales                                                            $51,439        $56,541       $104,811         $116,903
Cost of sales                                                         29,362         32,748         59,458           66,287
                                                                 ------------   ------------   ------------     ------------
Gross profit                                                          22,077         23,793         45,353           50,616

Operating expenses:
  Selling                                                              4,856          5,341         10,406           11,846
  General and administrative                                           6,924          7,500         12,828           14,340
                                                                 ------------   ------------   ------------     ------------
                                                                      11,780         12,841         23,234           26,186
                                                                 ------------   ------------   ------------     ------------
Operating income                                                      10,297         10,952         22,119           24,430

Other income (expense):
  Interest expense                                                      (726)        (6,458)        (1,465)         (12,033)
  Other, net                                                              17            (29)            43              (17)
                                                                 ------------   ------------   ------------     ------------
                                                                        (709)        (6,487)        (1,422)         (12,050)
                                                                 ------------   ------------   ------------     ------------
Income before income taxes & extraordinary item                        9,588          4,465         20,697           12,380

Provision for income taxes                                              ---           1,834           ---             5,079
                                                                 ------------   ------------   ------------     ------------
Income before extraordinary item                                       9,588          2,631         20,697            7,301

Extraordinary item, net of tax benefit of $135,000 (unaudited)          ---            ---            ---               203
                                                                 ------------   ------------   ------------     ------------
Net income                                                             9,588          2,631         20,697            7,098
Preferred stock dividends                                               ---            (324)          ---            (1,118)
                                                                 ------------   ------------   ------------     ------------

Net income attributable to common shareholders                        $9,588         $2,307        $20,697           $5,980
                                                                 ============   ============   ============     ============

See notes to consolidated financial statements.

GFSI, HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)


                                                                                        Six Months Ended
                                                                             December 31,               January 2,
                                                                                 1996                      1998
                                                                        -----------------------   -----------------------
Cash flows from operating activities:
Net income                                                                             $20,697                    $7,098
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                        1,668                     1,468
    Amortization of deferred financing costs                                                 4                       593
    (Gain) loss on sale or disposal of property,
      plant and equipment                                                                  (24)                       30
    Deferred income taxes                                                               ---                          129
    Increase in cash value of life insurance                                              (718)                   ---
    Amortization of discount on long-term debt                                          ---                        1,388
    Extraordinary loss on early extinguishment of debt                                  ---                          338
Changes in operating assets and liabilities:
      Accounts receivable, net                                                          (3,569)                   (7,357)
      Inventories, net                                                                    (291)                    3,701
      Prepaid expenses, other current assets and other assets                             (105)                      570
      Income taxes payable                                                              ---                           25
      Accounts payable, accrued expenses and other
        long-term obligations                                                            1,336                    (3,103)
                                                                        -----------------------   -----------------------
Net cash provided by operating activities                                               18,998                     4,880

Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment                                      48                       267
  Purchases of property, plant and equipment                                            (2,132)                     (885)
                                                                        -----------------------   -----------------------
Net cash used in investing activities                                                   (2,084)                     (618)

Cash flows from financing activities:
  Net changes to short-term borrowings                                                  (1,000)                   (3,000)
  Proceeds from long-term debt                                                           2,000                    ---
  Payments on long-term debt                                                              (898)                   (2,250)
  Distributions to Winning Ways Inc. shareholders                                      (17,831)                   ---
  Proceeds from sale of treasury stock                                                   1,402                    ---
  Cash paid for financing costs                                                         ---                         (295)
  Redemption of note receivable from sale of stock                                      ---                          788
                                                                          -----------------------   -----------------------
Net cash used in financing activities                                                  (16,327)                   (4,757)
                                                                        -----------------------   -----------------------
Net increase (decrease) in cash and cash equivalents                                       587                      (495)

Cash and cash equivalents at beginning of period                                           140                     1,117
                                                                        -----------------------   -----------------------

Cash and cash equivalents at end of period                                                $727                      $622
                                                                        =======================   =======================

Supplemental cash flow information:
  Interest paid                                                                         $1,483                    $9,485
                                                                        =======================   =======================
  Income taxes paid                                                                        $ --                   $4,788
                                                                        =======================   =======================

Supplemental schedule of non-cash financing activities:
  Accrual of preferred stock dividends                                                     $ --                   $1,118
                                                                        =======================   =======================

Exchange of subordinated notes and preferred stock
  for discount notes                                                                       $ --                  $50,000
                                                                        =======================   =======================

See notes to consolidated financial statements.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 2, 1998

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated financial statements of GFSI Holdings, Inc. ("Holdings" or the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, GFSI, Inc. ("GFSI"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 27, 1997 included in the Company's Form S-4 filed with the Securities and Exchange Commission on December 17, 1997.

2.  Recapitalization Transaction
    ----------------------------

  On October 31, 1996, the Board of Directors of Winning Ways, Inc. ("Winning Ways") executed a letter of intent to enter into a transaction with The Jordan Company. The Transaction included the formation of Holdings, and GFSI, a wholly owned subsidiary of Holdings, to effect the acquisition of Winning Ways. On February 27, 1997, pursuant to the acquisition agreement, Holdings and GFSI acquired all of the issued and outstanding capital stock of Winning Ways, and immediately thereafter merged Winning Ways with and into GFSI with GFSI as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to GFSI along with the balance of the Equity Contribution, as described below.

  The aggregate purchase price for Winning Ways was $242.3 million, consisting of $173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) The Jordan Company, its affiliates and MCIT PLC (collectively the "Jordan Investors") and certain members of management (the "Management Investors") invested $52.2 million in Holdings and Holdings contributed $51.4 million of this amount to the GFSI (the "Equity Contribution"); (ii) GFSI entered into a credit agreement (the "New Credit Agreement") which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at closing; and
(iii) GFSI issued $125.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes") which were purchased by institutional investors through a Rule 144A private placement. The Equity Contribution was comprised of (i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the

Common Stock of Holdings, (ii) a contribution of $13.6 million from the Management Investors for Holdings in exchange for Holdings Preferred Stock and approxomatelyu 50% of Common Stock of Holdings, and (iii) a contribution of $25.0 million from a Jordan Investor to Holdings in exchange for subordinated notes of Holdings (the "Holdings Subordinated Notes"). Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.

  The transactions are reflected in the accompanying unaudited financial statements of the Company as of and for the quarter ended January 2, 1998 as a leveraged recapitalization under which the existing basis of accounting for Winning Ways was continued for financial accounting and reporting purposes. The historical financial information presented herein includes the operations and activities of Winning Ways through February 27, 1997 and the merged entity, GFSI Holdings, Inc., subsequent thereto as a result of the merger and the leveraged recapitalization.

  Subsequent to the recapitalization transactions described above, GFSI is a wholly owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the GFSI to provide funds to enable Holdings to pay consolidated income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of GFSI. On September 17, 1997, certain holders of the Company's Subordinated Notes and Preferred Stock issued and sold $50.0 million of units (the "Units") which were purchased by institutional investors through a Rule 144A private placement (the "Offering"). The Units consisted of 11.375% Subordinated Discount Notes (the "Subordinated Discount Notes") due 2009 and 11.375% Series D Preferred Stock due 2009 (the "Preferred Stock") which were exchangeable at the option of the Company any time on or after September 29, 1997 into a like amount of 11.375% Series A Senior Discount Notes due 2009 (the "Old Notes"). On October 23, 1997, the Units were exchanged for the Old Notes (the "Old Exchange"). The Company did not receive any proceeds from either the sale of the Units or the Old Exchange. The Company's Registration Statement on Form S-4 was declared effective on December 30, 1997, providing for the exchange (the "New Exchange") of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes") registered under the Securities Act, for a like amount of the Old Notes. The Company did not receive any proceeds from the New Exchange. The Discount Notes were issued to repay $25 million of the Company's Subordinated Notes and $25.0 million of the Company's Preferred Stock and accrued dividends. The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on GFSI to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

3.  Commitments and Contingencies
    -----------------------------

  The Company, in the normal course of business, may be threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters, however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition, or cash flows of the Company.

4.  New Accounting Standards
    ------------------------

    SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement will become effective for fiscal years beginning after December 15, 1997.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of evaluating the impact or applicability of this new standard on the presentation of the financial statements and the disclosures therein. This statement will become effective for fiscal years beginning after December 15, 1997.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

  The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the financial information for the year ended June 27, 1997 in the Company's Form S-4 filed with the Securities and Exchange Commission on December 17, 1997. The discussions set forth within and comments made by the Company from time to time may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. Factors that could cause the Company's actual results in future periods to differ materially include, but are not limited to, those which may be discussed herein, as well as those discussed or identified from time to time in the Company's filings with the Commission.

Overview

  The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports leagues and teams. The Company, which was founded in 1974, custom designs and decorates an extensive line of high-end outerwear, fleecewear, polo shirts, T-shirts, woven shirts, sweaters, shorts, headwear and sports luggage. The Company markets its products to over 13,000 active customer accounts through its well-established and diversified distribution channels, rather than through the price sensitive mass merchandise, discount and department store distribution channels.

  On February 27, 1997, Holdings acquired all of the issued and outstanding capital stock of Winning Ways and immediately thereafter merged Winning Ways with and into GFSI, with GFSI as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to GFSI along with the balance of equity contributions. See Note 2
- Recapitalization Transaction, included herein, for further information.

  EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Statements of Cash Flows of the Company herein for further information.

Sales Divisions

  The Company markets its products, which include custom designed fleecewear, jackets, polo shirts, T-shirts, woven shirts, sweaters, shorts, headwear and sports luggage, through four sales divisions.

  The Resort Division (29.4% of year-to-date fiscal 1998 net sales) is a leading marketer of custom logoed sportswear and activewear to destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases.

  The Corporate Division (32.8% of year-to-date fiscal 1998 net sales) is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms.

  The College Bookstore Division (25.6% of year-to-date fiscal 1998 net sales) is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to nearly every major college and university in the United States.

  The Sports Specialty Division (6.4% of year-to-date fiscal 1998 net sales), established in 1994, has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, Major League Baseball, the National Basketball Association, the National Hockey League and NASCAR.

     The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands):

                               Quarter Ended                         Six Months Ended
                December 31, 1996        January 2, 1998     December 31, 1996    January 2, 1998
                -------------------    -----------------     -------------------  ---------------
Resort            $17,099  35.4%       $15,744  27.9%          $ 36,000  34.3%     $ 34,428  29.4%

Corporate          15,669  22.8%        21,717  38.4%            27,861  26.6%       38,286  32.8%

Bookstore           9,550  33.3%        10,646  18.8%            27,331  26.1%       29,988  25.6%

Sports Specialty    2,848   4.8%         3,849   6.8%             5,386   5.1%        7,450   6.4%

Other               6,273   3.7%         4,585   8.1%             8,233   7.9%        6,751   5.8%
                  -------              -------                 --------            --------
Total             $51,439              $56,541                 $104,811            $116,903
                  =======              =======                 ========            ========

Results of Operations

  The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and six month periods ended December 31, 1996 and January 2, 1998:

                                Quarter Ended               Six Months Ended
                         December 31,   January 2,     December 31,   January 2,
                             1996          1998            1996          1998
                         -------------  -----------    -------------  -----------
Net sales                   100.0%       100.0%           100.0%       100.0%
Gross profit                 42.9         42.1             43.3         43.3
EBITDA                       21.8         20.7             22.7         22.2
Operating income             20.0         19.4             21.1         20.9

Comparison of Operating Results for the Quarters and Six Month Periods Ended January 2, 1998 and December 31, 1996.

  Net Sales.   Net sales for the second quarter of fiscal 1998, the three months ended January 2, 1998, increased 9.9% to $56.5 million from $51.4 million in the second quarter of fiscal 1997. Net sales for the first six months of fiscal 1998 increased 11.5% to $116.9 million from $104.8 million in the first six months of fiscal 1997. The increase in net sales for both periods primarily reflects increases in net sales at the Company's Corporate, Sports Specialty and Bookstore divisions for the six months of 37.4%, 38.3% and 9.7%, respectively, and was partially offset by a 4.4% decrease in net sales for the six month period at the Resort division. These increases were driven primarily by volume increases in both periods due to continued account expansion and the introduction of new product lines through each distribution channel. The decrease in the resort division was due to fluctuations in business with our top 10 customers within this market.

  Gross Profit.   Gross profit for the second quarter of fiscal 1998 increased
7.7% to $23.8 million from $22.1 million in the first quarter of fiscal 1997. Gross profit for the first six months of fiscal 1998 increased 11.5% to $50.6 million from $45.4 million in the first six months of fiscal 1997. The increase in gross profit is primarily a result of the net sales increase described above. For the second quarter of fiscal 1998, gross profit as a percentage of net sales slightly decreased to 42.1% compared to 42.9% in the second quarter of fiscal 1997. For the first six months of fiscal 1998, gross profit as a percentage of net sales was 43.3%, consistent with the first six months of fiscal 1997. The slight decrease in margin for the second quarter reflects an increase in embroidery costs compared to the second quarter of fiscal 1997. The Company anticipates margins during the second half of the fiscal year to be below unusually high margins recorded during the third and fourth quarters of fiscal 1997.

  Operating Expenses.   Operating expenses for the second quarter of fiscal 1998
increased 8.5% to $12.8 million from $11.8 million in the second quarter of fiscal 1997. For the first six months, operating expenses increased 12.9% to $26.2 million from $23.2 million in the first six months of fiscal 1997. Operating expenses for both periods increased due primarily to increased sales and staffing levels. Operating expenses as a percentage of net sales decreased to 22.7% from 23.0% in the prior year second quarter. For the first six months, operating expenses increased to 22.4% from 22.1% in the prior year period. The increase in operating expenses for the first six months, as a percentage of net sales, is primarily due to an increase in selling expenses as the Company continues to aggressively expand its Corporate and Sports Specialty divisions.

  EBITDA.   EBITDA for the second quarter of fiscal 1998 increased 4.5% to $11.7 million from $11.2 million in the second quarter of fiscal 1997. For the first six months, EBITDA increased 8.8% to $25.9 million from $23.8 million in the first six months of fiscal 1997. The increase for both periods is primarily a result of the net sales and related gross profit increase partially offset by the increase in operating expenses, as described above. EBITDA as a percentage of net sales decreased to 20.7% from 21.8% in the second quarter of fiscal 1997. For the first six months of fiscal 1998, EBITDA decreased to 22.2% from 22.7% in the first six months of fiscal 1997. The decrease in margin for both periods reflects the changes in gross profit and an increase in operating expenses, as described above.

  Operating Income.   Operating income for the second quarter of fiscal 1998
increased 6.8% to $11.0 million from $10.3 million in the second quarter of fiscal 1997. For the first six months, operating income increased 10.4% to $24.4 million from $22.1 million in the first six months of fiscal 1997. The increase for both periods is primarily a result of the net sales increase described above. Operating income as a percentage of net sales decreased for the first quarter of fiscal 1998 to 19.4% from 20.0% in fiscal 1997, and to 20.9% for the six month period of fiscal 1998 from 21.1% in the first six months of fiscal 1997. The decrease as a percentage of net sales is due to the decrease in margin as a percentage of sales for the second quarter as noted above in addition to the increase in operating expenses as a percentage of net sales.

  Other Income (Expense).   Other expense for the second quarter of fiscal 1998
increased to $6.5 million from $709,000 in the second quarter of fiscal 1997. For the first six months of fiscal 1998, other expense increased to $12.0 million from $1.4 million in the first six months of fiscal 1997. The increase for both periods is primarily a result of increased interest expense associated with the Company's recapitalization and subsequent issuance of $125 million Senior Subordinated Notes, borrowings under the Company's $115 million New Credit Agreement and the issuance of the Holdings Subordinated Notes and Holdings Discount Notes. The effect of derivative financial instruments serves to minimize unplanned changes in interest expense due to changes in interest rates. As such, interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

  Income Taxes.   An income tax provision of $1.8 million was recorded for the second quarter of fiscal 1998 and $5.1 million for the first six months due to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. Company earnings subsequent to February 27, 1997 are subject to corporate income taxes.

  Net Income.   Net income for the second quarter of fiscal 1998 was $2.6
million compared to $9.6 million in the second quarter of fiscal 1997. For the first six months of fiscal 1998, net income was $7.1 million compared to $20.7 million in the first six months of fiscal 1997. The decrease in net income for both periods is primarily the result of interest expense and income taxes, as mentioned above.


Liquidity and Capital Resources

  Cash provided by operating activities for the first six months of fiscal 1998 was $3.5 million compared to $19.0 million in the first six months of fiscal 1997. The decrease in cash provided by operating activities between the two periods resulted from a decrease in net income, as previously discussed, in addition to increased accounts receivable due to a 11.5% increase in sales compared to the prior year period.

  Cash used by investing activities in the first six months of fiscal 1998 was $618,000 compared to cash used of $2.1 million in the first six months of fiscal 1997. The decrease in cash used was a result of a decrease in capital expenditure purchases from $2.1 million in the first six months of fiscal 1997 to $885,000 in the first six months of fiscal 1998.

  Cash used by financing activities for the first six months of fiscal 1998 was $3.4 million compared to cash used of $16.3 million in the first six months of fiscal 1997. The decrease in cash used compared to the prior year period is due to Subchapter S distributions to Winning

Ways shareholders in the prior year period. Due to the recapitalization transactions, as previously discussed, the Company changed from S-Corporation status to C-Corporation status for income tax reporting purposes.

  The Company believes that cash flow from operating activities and borrowings under the New Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. While the Company is currently evaluating its future capital requirements, no material capital commitments existed as of quarter end. Under the New Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which no borrowings were outstanding as of January 2, 1998 and approximately $19.4 million was utilized for outstanding commercial and stand-by letters of credit).

  The Company monitors market risk with respect to the derivative instruments entered into by the Company, including the value of such instruments, by regularly consulting with its senior financial managers. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. Accordingly, any reasonably likely change in the level of the underlying rate, price or index would not be likely to have either a favorable or adverse impact on the Company's business, operations or financial condition, including with respect to interest expense.


Seasonality and Inflation

  The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from these customers. Sales and profitability at the Company's Resorts, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline.

  The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

None

Item 2. Changes in Securities
-----------------------------

See Item 5

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

See Item 5

Item 5. Other Information
-------------------------

On September 17, 1997, certain holders of the Company's Subordinated Notes and Preferred Stock issued and sold $50.0 million of units (the "Units") which were purchased by institutional investors through a Rule 144A private placement (the "Offering"). The Units consisted of 11.375% Subordinated Discount Notes (the "Subordinated Discount Notes") due 2009 and 11.375% Series D Preferred Stock due 2009 (the "Preferred Stock") which were exchangeable at the option of the Company any time on or after September 29, 1997 into a like amount of 11.375% Series A Senior Discount Notes due 2009 (the "Old Notes"). On October 23, 1997, the Units were exchanged for the Old Notes (the "Old Exchange"). The Company did not receive any proceeds from either the sale of the Units or the Old Exchange. The Company's Registration Statement on Form S-4 was declared effective on December 30, 1997, providing for the exchange (the "New Exchange") of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes") registered under the Securities Act, for a like amount of the Old Notes. The Company did not receive any proceeds from the New Exchange. The Discount Notes were issued to repay $25 million of the Company's Subordinated Notes and $25.0 million of the Company's Preferred Stock and accrued dividends. The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005.

                                     Rider
                                     -----

In connection with the Offering, on September 17, 1997, the Company's stockholders approved by unanimous written consent an amendment (the "Amendment") to the Company's Certificate of Incorporation. The Amendment authorized the creation of the Preferred Stock, whose terms and conditions are set forth in its Certificate of Designation. In addition, holders of the Company's Subordinated Notes and existing Series A, Series B and Series C Preferred Stock (collectively, the "Old Preferred Stock") consented to the tender of their respective Subordinated

Notes and shares of Old Preferred Stock for Subordinated Discount Notes and shares of Preferred Stock which were sold as Units in connection with the Offering.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)  Exhibits.  The following exhibits are included with this report:

       Exhibit 27 - Financial Data Schedule (SEC Use Only)

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the reporting period.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.


FEBRUARY 17, 1998                /s/ ROBERT G. SHAW
---------------------           ----------------------------------------------
Date                             Robert G. Shaw, Sr. Vice President of Finance
                                 and Principal Accounting Officer