Form 10-Q
period 1998-04-03
GFSI HOLDINGS INC
filed 1998-05-18
CIK 1036180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended  April 3, 1998
                                ------------------------


    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________


Commission file number                333-38951
                      -------------------------

                              GFSI HOLDINGS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                            74-2810744
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
     or organization)                               Identification No.)

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

Common stock, $0.01 par value per share - 2,000 shares issued and outstanding as of May 1, 1998

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 3, 1998
                                     INDEX


                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Consolidated Balance Sheets                               3
     Consolidated Statements of Income                         4
     Consolidated Statements of Cash Flows                     5
     Notes to Consolidated Financial Statements                6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS                                               9

PART II - OTHER INFORMATION                                   15

SIGNATURE PAGE                                                16

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(In thousands, except share data)
                                                    June 27,   April 3,
                                                      1997       1998
                                                    --------  ---------
Assets
Current assets:
  Cash & cash equivalents                          $  1,117   $  1,122
  Accounts receivable, net                           23,706     31,274
  Inventories, net                                   37,562     34,755
  Prepaid expenses and other current assets           1,286      1,035
  Deferred income taxes                                 926        887
                                                   ---------  ---------
Total current assets                                 64,597     69,073

Property, plant and equipment, net                   21,548     20,992

Other assets:
  Deferred financing costs, net                      10,004      9,093
  Other                                                   4          6
                                                   ---------  ---------
Total assets                                       $ 96,153   $ 99,164
                                                   =========  =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                 $ 12,199   $ 11,263
  Accrued interest expense                            4,719      1,496
  Accrued expenses                                    5,543      7,580
  Income taxes payable                                  200         72
  Current portion of long-term debt                   3,375      4,875
                                                   ---------  ---------
Total current liabilities                            26,036     25,286

Deferred income taxes                                 1,177      1,242
Revolving credit agreement                            3,000       ---
Other long-term obligations                             450        300
Long-term debt, less current portion                211,625    234,555

Redeemable preferred stock                           28,080      4,303

Stockholders' equity (deficit):
  Common stock, $.01 par value, 2,000                  ---        ---
    shares authorized, issued and outstanding
    at April 3, 1998 and June 27, 1997
  Additional paid-in capital                            200        200
  Notes receivable from stockholders                   (788)      ---
  Accumulated deficit                              (173,627)  (166,722)
                                                   ---------  ---------
Total stockholders' deficit                        (174,215)  (166,522)
                                                   ---------  ---------
Total liabilities and stockholders' deficit        $ 96,153   $ 99,164
                                                   =========  =========

NOTE: The balance sheet at June 27, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)
(In thousands)

                                                                 Quarter Ended          Nine Months Ended
                                                               March 28,  April 3,    March 28,    April 3,
                                                                 1997       1998        1997         1998
                                                               --------  ----------  ----------   ----------
Net sales                                                      $39,371     $48,574     $144,182     $165,477
Cost of sales                                                   20,664       6,441       80,122       92,728
                                                               --------    --------    ---------    ---------
Gross profit                                                    18,707       2,133       64,060       72,749

Operating expenses:
  Selling                                                        4,248       6,230       14,654       18,076
  General and administrative                                     6,353       8,072       19,181       22,412
                                                               --------    --------    ---------    ---------
                                                                10,601       4,302       33,835       40,488
                                                               --------    --------    ---------    ---------
Operating income                                                 8,106       7,831       30,225       32,261

Other income (expense):
  Interest expense                                              (2,118)     (6,046)      (3,583)     (18,079)
  Other, net                                                        21           6           64          (11)
                                                               --------     -------    ---------    ---------
                                                                (2,097)     (6,040)      (3,519)     (18,090)
                                                               --------     -------    ---------    ---------
Income before income taxes & extraordinary item                  6,009       1,791       26,706       14,171

Provision for income taxes                                       1,223         760        1,223        5,839
                                                               --------     -------    ---------    ---------

Income before extraordinary item                                 4,786       1,031       25,483        8,332

Extraordinary item, net of tax benefit of $989
  and $135, respectively                                         1,484                    1,484          203
                                                               --------     -------    ---------    ---------

Net income                                                       3,302       1,031       23,999        8,129
Preferred stock dividends                                         ---         (106)          ---      (1,224)
                                                               --------     -------    ---------    ---------

Net income attributable to common shareholders                  $3,302      $  925      $23,999       $6,905
                                                               ========     =======    =========    =========


See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

(In thousands)                                                   Nine Months Ended
                                                               March 28,  April 3,
                                                                 1997       1998
                                                               ---------  --------
Cash flows from operating activities:
Net income                                                     $ 23,999   $ 8,129
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 2,452     2,185
    Amortization of deferred financing costs                        100       889
    (Gain) loss on sale or disposal  of property,
      plant and equipment                                           (25)       15
    Deferred income taxes                                           328       104
    Increase in cash value of life insurance                       (920)
    Amortization of discount on long-term debt                              2,805
    Extraordinary loss on early extinguishment of debt            2,473       338
Changes in operating assets and liabilities:
      Accounts receivable, net                                   (2,629)   (7,568)
      Inventories, net                                             (104)    2,808
      Prepaid expenses, other current assets and other assets      (307)      249
      Income taxes payable                                                   (128)
      Accounts payable, accrued expenses and other
        long-term obligations                                       808    (2,273)
                                                               ---------  --------
Net cash provided by operating activities                        26,175     7,553

Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment              946       323
  Purchases of property, plant and equipment                     (2,512)   (1,968)
                                                               ---------  --------
Net cash used in investing activities                            (1,566)   (1,645)

Cash flows from financing activities:
  Net changes to short-term borrowings and
    revolving credit agreement                                   (4,000)   (3,000)
  Proceeds from long-term debt                                  217,000
  Payments on long-term debt                                    (24,276)   (3,375)
  Cash paid for penalties related to
    early extinguishment of debt                                 (2,390)
  Distributions to Winning Ways Inc. shareholders               (48,407)
  Proceeds from sale of treasury stock                            1,402
  Cash paid for financing costs                                 (10,304)     (317)
  Issuance of GFSI Holdings, Inc. common stock                   (1,274)
  Distribtuion and recapitalization of Winning Ways, Inc.      (173,143)
  Issuance of redeemable preferred stock                         26,212
  Redemption of note receivable from sale of stock                            789
                                                               ---------  --------
Net cash used in financing activities                           (19,180)   (5,903)
                                                               ---------  --------
Net increase in cash and cash equivalents                         5,429         5

Cash and cash equivalents at beginning of period                    140     1,117
                                                               ---------  --------

Cash and cash equivalents at end of period                     $  5,569   $ 1,122
                                                               =========  ========

Supplemental cash flow information:
  Interest paid                                                $  2,207   $17,645
                                                               =========  ========
  Income taxes paid                                               -       $ 5,694
                                                               =========  ========

Supplemental schedule of non-cash financing activities:
  Accrual of preferred stock dividends                         $    270   $ 1,224
                                                               =========  ========
  Exchange of subordinated notes and preferred stock
    for discount notes                                            -       $50,000
                                                               =========  ========


  Distributions payable to Winning Ways, Inc. stockholders     $ 10,022
                                                               =========

  Notes receivable from sale of stock                          $    789
                                                               =========

See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 3, 1998

1.  Basis of Presentation
    ---------------------

  The accompanying unaudited consolidated financial statements of GFSI Holdings, Inc. ("Holdings" or the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, GFSI, Inc. ("GFSI"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 27, 1997 included in the Company's Form S-4 Registration Statement filed with the Securities and Exchange Commission on December 17, 1997.

  Effective January 29, 1998, GFSI established a wholly owned subsidiary, Event 1, Inc., the results of which are included in the accompanying financial statements.

2.  Recapitalization Transaction
    ----------------------------

  On October 31, 1996, the Board of Directors of Winning Ways, Inc. (''Winning Ways'') executed a letter of intent to enter into a transaction with The Jordan Company. The Transaction included the formation of Holdings, and GFSI, a wholly owned subsidiary of Holdings, to effect the acquisition of Winning Ways. On February 27, 1997, pursuant to the acquisition agreement, Holdings and GFSI acquired all of the issued and outstanding capital stock of Winning Ways, and immediately thereafter merged Winning Ways with and into GFSI with GFSI as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to GFSI along with the balance of the Equity Contribution, as described below.

  The aggregate purchase price for Winning Ways was $242.3 million, consisting of $173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) The Jordan Company, its affiliates and MCIT PLC (collectively the ''Jordan Investors'') and certain members of management (the ''Management Investors'') invested $52.2 million in Holdings and Holdings contributed $51.4 million of this amount to the GFSI (the ''Equity Contribution''); (ii) GFSI entered into a credit agreement (the ''New Credit Agreement'') which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at closing; and
(iii) GFSI issued $125.0 million of Senior Subordinated Notes (the ''Senior Subordinated Notes'') which were purchased by institutional investors through a Rule 144A private placement. The Equity Contribution was comprised of (i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings, and (iii) a contribution of $25.0 million from a Jordan Investor to

Holdings in exchange for subordinated notes of Holdings (the "Holdings Subordinated Notes"). Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.

  The transactions are reflected in the accompanying unaudited financial statements of the Company as of and for the quarter ended April 3, 1998 as a leveraged recapitalization under which the existing basis of accounting for Winning Ways was continued for financial accounting and reporting purposes. The historical financial information presented herein includes the operations and activities of Winning Ways through February 27, 1997 and the merged entity, GFSI Holdings, Inc., subsequent thereto as a result of the merger and the leveraged recapitalization.

  Subsequent to the recapitalization transactions described above, GFSI became a wholly owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the GFSI to provide funds to enable Holdings to pay consolidated income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of GFSI. On September 17, 1997, certain holders of Holding's Subordinated Notes and Holding's Preferred Stock sold $50.0 million of units (the "Units") which were purchased by institutional investors through a Rule 144A private placement (the "Offering"). The Units consisted of 11.375% Subordinated Discount Notes (the "Subordinated Discount Notes") due 2009 and 11.375% Series D Preferred Stock due 2009 (the "Preferred Stock") which were exchangeable at the option of the Company any time on or after September 29, 1997 into a like amount of 11.375% Series A Senior Discount Notes due 2009 (the "Old Notes"). On October 23, 1997, the Units were exchanged for the Old Notes (the "Old Exchange"). The Company did not receive any proceeds from either the sale of the Units or the Old Exchange. The Company's Registration Statement on Form S-4 was declared effective on December 30, 1997, providing for the exchange (the "New Exchange") of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes") registered under the Securities Act, for a like amount of the Old Notes. The Company did not receive any proceeds from the New Exchange. The Discount Notes were issued to repay $25.0 million of Holding's Subordinated Notes and $25.0 million of Holdings's Preferred Stock and accrued dividends.
The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on GFSI to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

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

4.  New Accounting Standards
    ------------------------

  SFAS No. 130, ''Reporting Comprehensive Income,'' was issued in June 1997. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement will become effective for fiscal years beginning after December 15, 1997.

  SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information,'' was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of evaluating the impact or applicability of this new standard on the presentation of the financial statements and the disclosures therein. This Statement will become effective for fiscal years beginning after December 15, 1997.

  In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of internal use computer software at various stages of development. This SOP is effective for fiscal years beginning after December 15, 1998. The Company has not yet determined what effect implementation of the SOP will have on its financial position, results of operations or cash flows.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

  The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Form S-4 Registration Statement filed with the Securities and Exchange Commission on December 17, 1997. The discussions set forth within and comments made by the Company from time to time may contain forward-looking comments based on current expectations that involve a number of risks and uncertainties. Actual results could differ materially from those projected or suggested in the forward-looking comments. Factors that could cause the Company's actual results in future periods to differ materially include, but are not limited to, those which may be discussed herein, as well as those discussed or identified from time to time in the Company's filings with the Commission.

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

  On January 29, 1998, GFSI established a wholly owned subsidiary, Event 1, Inc., to provide a retail outlet for the Company's sportswear and activewear. Event 1 is anticipated to provide increasing sales for the Company's products at higher margins. Operating expenses are also anticipated to increase due to site fees and royalties included in the concessionaire agreement with the National Collegiate Athletic Association.

  On February 27, 1997, GFSI Holdings, Inc. ("Holdings") acquired all of the issued and outstanding capital stock of Winning Ways, Inc. ("Winning Ways") and immediately thereafter merged Winning Ways with and into GFSI, Inc. ("GFSI"), with GFSI as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to GFSI along with the balance of equity contributions. See Note 2 - Recapitalization Transaction, included herein, for further information.

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

SALES DIVISIONS

  The Company markets its products, which include custom designed fleecewear, jackets, polo shirts, T-shirts, woven shirts, sweaters, shorts, headwear and sports luggage, through five sales divisions.

  The Resort Division (29.3% of year-to-date fiscal 1998 net sales) is a leading marketer of custom logoed sportswear and activewear to destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases.

  The Corporate Division (34.2% of year-to-date fiscal 1998 net sales) is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms.

  The College Bookstore Division (22.5% of year-to-date fiscal 1998 net sales) is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to nearly every major college and university in the United States.

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

  The Event 1 Division (2.3% of year-to-date fiscal 1998 net sales), established in the third quarter of fiscal 1998, has entered into an exclusive agreement with the National Collegiate Athletic Association (NCAA) to become the official concessionaire for all NCAA events. Additonally, the division has agreements with various conferences in the NCAA.

     THE FOLLOWING SETS FORTH THE AMOUNT AND PERCENTAGE OF NET SALES FOR EACH OF THE PERIODS INDICATED (DOLLARS IN THOUSANDS):

                                      QUARTER ENDED                                     NINE MONTHS ENDED
                        March 28, 1997            APRIL 3, 1998               MARCH  28, 1997            APRIL 3, 1998
                    -----------------------  ------------------------  --------------------------------------------------
Resort                  $14,836       37.7%       $14,048       28.9%      $ 50,836       35.2%        48,476       29.3%
Corporate                14,457       36.7%        18,328       37.7%        42,318       29.4%        56,614       34.2%
Bookstore                 6,670       16.9%         7,316       15.1%        34,001       23.6%        37,304       22.5%
Sports Specialty          2,513        6.4%         3,164        6.5%         7,899        5.5%        10,614        6.4%
Event 1                                             3,721        7.7%                                   3,721        2.3%
Other                       895        2.3%         1,997        4.1%         9,128        6.3%         8,748        5.3%
                        -------                   -------                  --------                  --------
Total                   $39,371                   $48,574                  $144,182                  $165,477
                        =======                   =======                  ========                  ========

Results of Operations

  The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and nine month periods ended March 28, 1997 and April 3, 1998:

                                  Quarter Ended                          NINE MONTHS ENDED
                           March 28,         April 3,               March 28,           April 3,
                              1997             1998                    1997               1998
                         --------------  ----------------        ----------------  ------------------
Net sales                    100.0%            100.0%                  100.0%              100.0%
Gross profit                  47.5              45.6                    44.4                44.0
EBITDA                        22.8              17.6                    22.7                20.8
Operating income              20.6              16.1                    21.0                19.5

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND NINE MONTH PERIODS ENDED APRIL 3, 1998 AND MARCH 28, 1997.

  Net Sales.   Net sales for the third quarter of fiscal 1998, the three months ended April 3, 1998, increased 23.4% to $48.6 million from $39.4 million in the third quarter of fiscal 1997. Net sales for the first nine months of fiscal 1998 increased 14.8% to $165.5 million from $144.2 million in the first nine months of fiscal 1997. The increase in net sales for both periods primarily reflects increases in net sales at the Company's Corporate, Sports Specialty and Bookstore divisions for the nine months of 33.8%, 34.4% and 9.7%, respectively, and the net sales for the Company's Event 1 division for the quarter ended April 3, 1998 of $3.7 million. These increases in net sales were partially offset by a 4.6% decrease in net sales for the nine month period at the Resort division. These increases were driven primarily by volume increases in both periods due to continued account expansion and the introduction of new product lines through each distribution channel. The decrease in the Resort division was due to fluctuations in business with our top 10 Resort customers primarily attributed to poor climatic conditions.

  Gross Profit.   Gross profit for the third quarter of fiscal 1998 increased
18.3% to $22.1 million from $18.7 million in the third quarter of fiscal 1997. Gross profit for the first nine months of fiscal 1998 increased 13.6% to $72.7 million from $64.0 million in the first nine months of fiscal 1997. The increase in gross profit is primarily a result of the net sales increase described above. For the third quarter of fiscal 1998, gross profit as a percentage of net sales slightly decreased to 45.6% compared to 47.5% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998 and fiscal 1997, gross profit as a percentage of net sales was 44.0% and 44.4%, respectively. The slight decrease in gross profit for the third quarter reflects an increase in embroidery costs compared to the third quarter of fiscal 1997.

  Operating Expenses.   Operating expenses for the third quarter of fiscal 1998
increased 34.9% to $14.3 million from $10.6 million in the third quarter of fiscal 1997. For the first nine months, operating expenses increased 19.7% to $40.5 million from $33.8 million in the first nine months of fiscal 1997. Operating expenses for both periods increased due primarily to increased staffing levels and the additional site fees and royalties incurred by the Event 1 division. Operating expenses as a percentage of net sales increased to 29.4% from 26.9% in the prior year third quarter. For the first nine months, operating expenses increased to 24.5% from 23.5% in the prior year period. The increase in operating expenses for the first nine months, as a percentage of net sales, is primarily due to the Event 1 site fees and royalties incurred in the third quarter of fiscal 1998.

  EBITDA.   EBITDA for the third quarter of fiscal 1998 decreased 4.9% to $8.5 million from $9.0 million in the third quarter of fiscal 1997. For the first nine months, EBITDA increased 5.1% to $34.5 million from $32.8 million in the first nine months of fiscal 1997. The increase for the nine month period is primarily a result of the net sales and related gross profit increase partially offset by the increase in operating expenses, as described above. EBITDA as a percentage of net sales decreased to 17.6% from 22.8% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, EBITDA decreased to 20.8% from 22.7% in the first nine months of fiscal 1997. The decrease in margin for both periods reflects the changes in gross profit and an increase in operating expenses, as described above.

  Operating Income.   Operating income for the third quarter of fiscal 1998
decreased 3.4% to $7.8 million from $8.1 million in the third quarter of fiscal 1997. The decrease is attributable to the changes in gross profit and the increase in operating expenses described above. For the first nine months, operating income increased 6.7% to $32.3 million from $30.2 million in the first nine months of fiscal 1997. The increase for the nine month period is primarily a result of the net sales increase described above. Operating income as a percentage of net sales decreased for the third quarter of fiscal 1998 to 16.1% from 20.6% in fiscal 1997, and to 19.5% for the nine month period of fiscal 1998 from 21.0% in the first nine months of fiscal 1997. The decrease as a percentage of net sales is due to the decrease in margin as a percentage of sales for the third quarter in addition to the increase in operating expenses as a percentage of net sales as noted above.

  Other Income (Expense).   Other expense for the third quarter of fiscal 1998
increased to $6.0 million from $2.1 in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, other expense increased to $18.1 million from $3.5 million in the first nine months of fiscal 1997. The increase for both periods is primarily a result of increased interest expense associated with the Company's recapitalization and subsequent issuance of $125 million Senior Subordinated Notes, borrowings under the Company's $115 million New Credit Agreement and the issuance of the Holdings Subordinated Notes and Holdings Discount Notes. The effect of derivative financial instruments serves to minimize unplanned changes in interest expense due to changes in interest rates. As such, interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

  Income Taxes. The effective income tax rates for the quarters ended April 3, 1998 and March 28, 1997 were 42.4% and 20.4%, respectively. The fiscal 1997 rate is attributed to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. Company earnings subsequent to February 27, 1997 are subject to corporate income taxes.

  Net Income.   Net income for the third quarter of fiscal 1998 was $1.0 million compared to $3.3 million in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, net income was $8.1 million compared to $24.0 million in the first nine months of fiscal 1997. The decrease in net income for both periods is primarily the result of interest expense and income taxes, as mentioned above.


LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities for the first nine months of fiscal 1998 was $7.6 million compared to $26.1 million in the first nine months of fiscal 1997. The decrease in cash provided by operating activities between the two periods resulted from a decrease in net income, as previously discussed, in addition to increased accounts receivable due to a 14.8% increase in sales compared to the prior year period.

  Cash used by investing activities in the first nine months of fiscal 1998 was $1.6, consistent with cash used by investing activities in the first nine months of fiscal 1997.

  Cash used by financing activities for the first nine months of fiscal 1998 was $5.9 million compared to cash used of $19.1 million in the first nine months of fiscal 1997. The decrease in cash used compared to the prior year period is due to Subchapter S distributions to Winning Ways shareholders in the prior year period. Due to the recapitalization transactions, as previously discussed, the Company changed from S-Corporation status to C-Corporation status for income tax reporting purposes.

  The Company believes that cash flow from operating activities and borrowings under the New Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. While the Company is currently evaluating its future capital requirements, no material capital commitments existed as of quarter end. Under the New Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which no borrowings were outstanding as of April 3, 1998 and approximately $26.1 million was utilized for outstanding commercial and stand-by letters of credit).

  The Company anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of the Company to provide funds to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

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


SEASONALITY AND INFLATION

  The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from these customers. Sales and profitability at the Company's Resorts, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and

Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline. Cash requirements of Event 1 are anticipated to be seasonal, with increasing sales and profitability in the third quarter of fiscal years.

  The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

None

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None

Item 5. Other Information
-------------------------

None

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


GFSI HOLDINGS, INC.

MAY 18, 1998               /s/  ROBERT G. SHAW
---------------         --------------------------------------------------
Date                    Robert G. Shaw, Sr. Vice President of Finance and
                        Principal Accounting Officer