Form 10-K
period 1998-07-03
GFSI HOLDINGS INC
filed 1998-09-30
CIK 1036180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 3, 1998

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  333-38951

                              GFSI HOLDINGS, INC.
               (Exact Name of Registrant as Specified in Charter)

           DELAWARE                                       74-2810744
    -----------------------                          -------------------
State or Other Jurisdiction of                         I.R.S. Employer
Incorporation or Organization                       Identification Number


                             9700 Commerce Parkway
                               Lenexa, KS  66219
             (Address of Principal Executive Offices and Zip Code)

                                 (913) 888-0445
              (Registrant's Telephone Number, Including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:    None
      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of September 1, 1998 was $0.

On September 1, 1998, there were 2,000 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                               TABLE OF CONTENTS

                                     PART I

                                                                Page
                                                                ----

Item 1 - Business.............................................    3

Item 2 - Properties...........................................    8

Item 3 - Legal Proceedings....................................    8

Item 4 - Submission of Matters to a Vote of Security Holders..    8


                                    PART II

Item 5 - Market for the Registrant's Common Equity and
         Related Stockholder Matters..........................    8

Item 6 - Selected Financial Data..............................    8

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................   10

Item 7A - Quantative and Qualitative Disclosures About
          Market Risks........................................   15

Item 8 - Consolidated Financial Statements and Supplementary
         Data.................................................   16

Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................   38


                                    PART III

Item 10 - Directors and Executive Officers....................   38

Item 11 - Executive Compensation..............................   40

Item 12 - Security Ownership of Certain Beneficial Owners
          and Management......................................   41

Item 13 - Certain Relationships and Related Transactions......   42


                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.........................................   43

          Signatures..........................................   46

                                     PART I

ITEM 1 - BUSINESS

          GFSI Holdings, Inc. ("Holdings" ) was incorporated in the State of Delaware on February 24, 1997. Holdings, and its wholly owned subsidiary GFSI, Inc. ("GFSI", or collectively with Holdings the "Company") were organized by affiliates of The Jordan Company (TJC) and management to effect the acquisition of Winning Ways, Inc. ("Winning Ways").

          On February 27, 1997, Holdings acquired all of the issued and outstanding capital stock of Winning Ways and immediately thereafter merged Winning Ways with and into GFSI, with GFSI as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to GFSI along with the balance of equity contributions. See Note 1 - Recapitalization Transaction, included in the Holdings Notes to Consolidated Financial Statements, for further information.

          The Company is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports leagues and teams. The Company, which was founded in 1974, custom designs and decorates an extensive line of high-end outerwear, fleecewear, polo shirts, T-shirts, woven shirts, sweaters, shorts, headwear and sports luggage. The Company markets its products to over 25,000 active customer accounts through its well-established and diversified distribution channels, rather than through the price sensitive mass merchandise, discount and department store distribution channels.

          On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a retail outlet for the Company's sportswear and activewear. Event 1 is anticipated to provide increasing sales for the Company's products at higher margins. Operating expenses are also anticipated to increase due to site fees and royalties included in the concessionaire agreement with the National Collegiate Athletic Association and various other conferences in the NCAA including the Big 10, Big 12 and the Atlantic Coast Conference.

          During fiscal 1997, the Company converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, the Company's year ended June 30. The twelve month periods ended June 30, 1996 and June 27, 1997 each contain 52 weeks. The twelve month period ended July 3, 1998 contains 53 weeks.

SALES DIVISIONS AND SUBSIDIARIES

          The Company believes that it enjoys distinct competitive advantages in each of its sales divisions and its subsidiary because of its ability to quickly deliver high quality, customized products and provide excellent customer service. The Company operates state-of-the-art design, embroidery and screenprint manufacturing and distribution facilities which management believes have set the standard in the sportswear and activewear industry for product quality and response time to orders and re-orders. Most orders for new product designs can be filled in four weeks and re-orders rarely take longer than two weeks. This allows the Company's retail customers to carry less inventory, increase merchandise turnover and reduce the risk of obsolete merchandise.

          Resort Division. The Resort division is a leading marketer of custom logoed sportwear and activewear to over 5,000 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases. The division's customers include widely recognized names such as The Walt Disney Company, Universal Studios, The Ritz Carlton, Pebble Beach, Princess Cruise Lines and The Mirage.

          The Resort division, with fiscal 1998 net sales of $66.4 million, accounted for 31.4% of total net sales. The Resort division's net sales have decreased from $66.9 million in fiscal 1997 to $66.4 million in fiscal 1998. The division's net sales have remained relatively constant as a percentage of total net sales, decreasing slightly from 36.5% in fiscal 1997 to 31.4% in fiscal 1998.

          The Company distributes its Resort division products through its national sales force of approximately 30 independent sales agents. There are no contracts with any of the independent sales agents who represent the Company. The Company believes that it is well known and respected in the resort and leisure industry because of its quick turn around for new orders and re-orders along with its product innovation and quality and high level of service.

          Corporate Division. The Corporate division is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms. The division services over 4,300 active customer accounts, including Toyota, Hershey, Dr. Pepper/7Up, Anheuser-Busch, MCI and Exxon. In addition, the division includes Tandem Marketing, which develops and administers corporate fulfillment programs on behalf of its major corporate customers. The Company's corporate fulfillment programs involve providing its customers with a complete line of branded merchandise which is marketed to the customer's clients and employees. For example, Toyota may engage the Company to provide embroidered leisurewear which is then sold or otherwise provided to Toyota's customers and prospective customers.

          The Corporate division, with fiscal 1998 net sales of $72.9 million, accounted for 34.5% of total net sales. The Corporate division's net sales have grown from $56.2 million in fiscal 1997 to $72.9 million in fiscal 1998. The division's net sales as a percentage of total net sales have increased from 30.6% in fiscal 1997 to $34.5% in fiscal 1998, primarily as a result of the increased penetration of the corporate identity market and increased sales by Tandem Marketing.

          The Company believes that it has an advantage over its competitors because it is one of the few brand name suppliers of sportswear and activewear focused on the corporate market. The Corporate division markets its products to various segments within the corporate market. Products are sold by the Company's national sales force of over 40 independent sales agents, directly to corporate customers in connection with corporate incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalogue programs and dealer incentive programs. There are no contracts with any of the independent sales agents. In fiscal 1998, approximately 89% of the division's sales were directly to corporations and the remaining 11% were to jobbers, who then resold the Company's products to corporations. Jobbers are people who buy goods in quantity from manufacturers and sell them directly to dealers.

          The Company, through Tandem Marketing, leverages its existing corporate customer base to market a full line of products, including articles of merchandise imprinted or otherwise customized with the corporation's name, logo or message. These products include sportswear and activewear designed and manufactured by the Company, as well as other premium merchandise such as glassware and stationary items. Currently, Tandem Marketing has active catalogue programs with Lexus, Visa, Pirelli Tire, State Farm, Principal Financial and Shelter Insurance. In fiscal 1998, Tandem Marketing accounted for approximately $10.1 million, or 13.9%, of the Corporate division's net sales, of which approximately 57% were derived from products designed and manufactured by the Company.

          College Bookstore Division. The College Bookstore division is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to over 2,100 active customer accounts, including nearly every major college and university in the United States. The division's largest accounts include each of the major college bookstore lease operators, such as Barnes & Noble College Bookstores, Inc., as well as high volume, university managed bookstores, such as the University of Notre Dame, the University of Southern California, Yale University, the University of Michigan and the United States Air Force and Naval academies. The National Association of College Stores has selected the Company as "Vendor of the Year" three times, an honor no other supplier has won more than once.

          The College Bookstore division, with fiscal 1998 net sales of $42.7 million, accounted for 20.2% of total net sales. The College Bookstore division's net sales have grown from $38.1 million in fiscal 1997 to $42.7 million in fiscal 1998. As the Company has expanded into other markets, the College Bookstore divisions' net sales as a percent of total net sales has decreased from 20.8% in fiscal 1997 to 20.2% in fiscal 1998.

          Sports Specialty Division. The Sports Specialty division, with fiscal 1998 net sales of $13.1 million, accounted for 6.2% of total net sales. Established in 1994, the division has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, MB, the NBA, the NHL, NASCAR and the Breeder's Cup. The division targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The division markets its products to over 700 active customer accounts, including the Indianapolis Motor Speedway, the Chicago Bulls, the Cleveland Indians, the Boston Bruins and Madison Square Garden.

          Event 1 Subsidiary. The Event 1 subsidiary was established in the third quarter of fiscal 1998 to provide a retail outlet for the Company's sportswear and activewear. The subsidiary has agreements with the NCAA and various other conferences in the NCAA including the Big 10, Big 12 and the Atlantic Coast Conference to provide concessionaire services at conference events. The subsidiary had fiscal 1998 net sales of $5.2 million, or 2.5% of total net sales.


PRODUCTS

          The Company's extensive product offerings include: (i) fleecewear;
(ii) outerwear; (iii) polo shirts, woven shirts and sweaters; (iv) T-shirts and shorts; and (v) other apparel items and accessories. These products are sold in each of the Company's four markets and are currently offered in over 400 combinations of style and color. While its products are generally characterized by a low fashion risk, the Company attempts to incorporate the latest trends in style, color and fabrics with a heavy emphasis on innovative graphics to create leading-edge fashion looks.

          The Company believes that the quality and breadth of its product lines and its innovative logo designs represent significant competitive advantages in its markets. In order to further capitalize on these advantages, the Company intends to continue to expand both the depth and breadth of its product lines. Currently, the Company has major product introductions in headwear, sports luggage and Baby GEAR products for infants and toddlers.

          The following illustrates the attributes of the Company's current product lines:

          Fleecewear. The Company's fleecewear products represented approximately 22% of net sales for fiscal 1998. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, Henley and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. The resulting product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

          Outwear. The Company's outerwear products represented approximately 31% of net sales for fiscal 1998. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Products offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company also provides a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

          Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 26% of net sales for fiscal 1998. The Company's product in this category are designed to be suitable for both leisure and work-related activities with full range of materials and styles.

          T-Shirts and Shorts. The Company's T-shirt and shorts products represented approximately 13% of net sales for fiscal 1998. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts and shorts in a variety of styles, fabrics and colors.

          Other. The Company also sells headwear, sports luggage, lines of women's products and children's products and a number of other miscellaneous apparel items. In addition, through its Tandem Marketing division, the Company distributes a full line of corporate fulfillment products. Sales of "Other" items represented approximately 8 % of net sales for fiscal 1998.

DESIGN, MANUFACTURING AND MATERIALS SOURING

          The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas and Bedford, Iowa.

          The Company's design group consists of more than 70 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's in-plant manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company-designed non-decorated apparel ("blanks"). Substantially all of the screen printing and a significant portion of the embroidery operations are performed by the Company in its Lenexa, Kansas and Bedford, Iowa facilities. In addition, the Company outsources embroidery work to Impact Design, Inc. and Kansas Custom Embroidery, each an affiliate of the Company, as well as to independent contractors, when necessary. The Company maintains the most updated machinery and equipment available in order to ensure superior product quality and consistency.

          All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. A significant portion of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in China, Taiwan, Korea, Malaysia, Hong Kong, Singapore, Indonesia, Pakistan, Honduras, Israel, Fiji and Mexico. No foreign country has a manufacturing concentration above 20%. Approximately 11% of its blanks are contract manufactured in the United States. The Company has long-standing contractual relationships with most of its eight independent buying agents who assist the Company in its efforts to control garment quality and delivery. None of these agents represent the Company on an exclusive basis. The Company has independent buying agents in each foreign country where it purchases blanks.


COMPETITION

          The Company's primary competitors vary within each of its four distinct markets. In the resort and leisure market, there are few national competitors and even fewer that operate in all of the varied segments in which the Company operates. In the corporate identity market, there are several large manufacturers of corporate identity products. The Company believes it is one of the few manufacturers and marketers of corporate identity products that specializes in the activewear product segment. In the college bookstore market, the top five competitors hold an aggregate market share of approximately 50%, and the Company believes the market share of each such competitor has remained relatively constant over the last five years. In the sports specialty market, the Company competes with a large number of manufacturers of licensed sportswear. The Company believes, however, that it is one of the few manufacturers of sports specialty products with a primary focus on the adult sports enthusiast.

          The following table sets forth the Company's primary competitors in each of its markets:

       Market                         Primary Competitors
--------------------     -------------------------------------------------------

Resort                   Highly fragmented - primarily local and regional
                         competitors
Corporate                HA-LO Marketing, Hermann Marketing, Swingster (American
                         Marketing Industries)
College Bookstore        Champion Products, Jansport (VF Corp.), Cotton
                         Exchange, Russell Athletic, M.V. Sports
Sports Specialty         Champion Products, Russell Corporation, Starter

     Competition in each of the Company's markets generally is based on product design and decoration, customer service and overall product quality. The Company believes that it has been able to compete successfully because of its ability to create diverse and innovative designs, provide excellent customer service, leverage its GEAR brand name and differentiate its products on the basis of quality.

EMPLOYEES

     The Company employs approximately 750 people at its two facilities in Lenexa, Kansas, of which approximately 58 are members of management, 354 are involved in either product design, customer service, sales support or administration and 338 are involved in manufacturing. The Company employs approximately 23 people in its Bedford, Iowa facility of which are involved in embroidery manufacturing. In an effort to adjust employment levels in accordance with its production schedule and reduce its operating costs, the Company has instituted a voluntary time off program under which management occasionally grants a limited number of employees extended time off (typically four to six weeks). During extended time off periods, employees remain on call and continue to receive employee benefits such as health insurance, but do not receive hourly wages. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relationship with its employees are excellent.


TRADEMARKS

     The Company markets its products primarily under the GEAR FOR SPORTS(R) trademarked brand name. In addition, the Company markets its products under, among others, the Pro GEAR(R), Tandem Marketing(R), Big Cotton(R), and Winning Ways(R) trademarks. The Company is currently applying for a trademark for its Baby GEAR brand name. However, there can be no assurance that the Company's application will be approved. Generally, the Company's trademarks will remain in effect as long as the trademark is used by the Company and the required renewals are obtained.

     The Company licenses its GEAR FOR SPORTS(R) trademark to Softwear Athletics, Inc. ("Softwear") to produce and distribute GEAR FOR SPORTS(R) adult sportswear and activewear, headwear and sports luggage products in Canada in accordance with a license agreement (the "Softwear License Agreement").
Pursuant to the Softwear License Agreement, Softwear has obtained an exclusive, non-transferable and non-assignable license to manufacture, advertise and promote adult apparel, headwear and bags in Canada. The Softwear License Agreement had an initial term of eighteen months, ending September 30, 1995, but has been extended by Softwear, at its option, for three successive one year terms. In consideration for the license grant, Softwear pays the Company an annual royalty calculated as the greater of: (i) $300,000 or (ii) 10% of Net Sales (as defined therein) to non-affiliates. Such royalty payments are made to the Company on a quarterly basis. In addition, for three years after the termination of the Softwear License Agreement, Softwear will be prohibited from selling products covered by the Softwear License Agreement or other similar products to any Softwear customer who was not a Softwear customer prior to the commencement of the Softwear License Agreement. The Company expects to renew the license, which is scheduled to expire in fiscal 1999, on terms comparable to those under the Softwear License Agreement.


LICENSES

     The Company markets its products, in part, under licensing agreements, primarily in its College Bookstore and Sports Specialty divisions. In fiscal 1998, net sales under the Company's 435 active licensing agreements totaled $37.4 million, or approximately 17% of the Company's net sales. In fiscal 1998, $27.1 million of College Bookstore division net sales, representing approximately 63% of the division's net sales and 13% of total net sales, were recorded under this division's licensing agreements. In addition, in fiscal 1998, $7.7 million of Sports Specialty division net sales, representing approximately 59% of the division's net sales and 4% of total net sales, were recorded under licensing agreements. The Company's licensing agreements are mostly with (i) high volume, university managed bookstores such as the University of Notre Dame, the University of Southern California and the University of Michigan, (ii) professional sports leagues such as MLB, the NBA and the NHL and (iii) major sporting events such as the Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.

ITEM 2 - PROPERTIES

The Company owns each of its three properties: its 250,000 square foot headquarters and manufacturing facility in Lenexa, Kansas, its 100,000 square foot manufacturing and distribution facility located approximately two miles from its headquarters and its 23,000 square foot embroidery facility located in Bedford, Iowa. Approximately 200,000 square feet of the headquarter/manufacturing facility and all of the manufacturing/distribution facility in Lenexa, and the embroidery facility in Bedford are devoted to the design and manufacture of the Company's products and to customer service.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations of financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 3, 1998.



                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The only authorized, issued and outstanding class of capital stock of Holdings is common stock. There is no established public trading market for Holdings' common stock.

     Holdings has not declared or paid any cash dividends on its common stock since its formation in February 1997. Holdings' financing agreements contain restrictions on its ability to declare or pay dividends on its common stock.


ITEM 6 - SELECTED FINANCIAL DATA

     Holdings is structured as a holding company whose only significant asset is the capital stock of GFSI. The following table presents: (i) historical operating and other data of the Company for fiscal years ended June 30, 1994, June 30, 1995, June 30, 1996, June 27, 1997 and July 3, 1998; and (ii) balance sheet data as of June 30, 1994, June 30, 1995, June 30, 1996, June 27, 1997 and July 3, 1998. The historical financial statements for the Company for fiscal 1994 and 1995 have been audited by Donnelly Meiners Jordan Kline, and the historical financial statements for fiscal 1996, 1997 and 1998 have been audited by Deloitte & Touche LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report.

     Effective February 27, 1997, Winning Ways merged with and into GFSI, a new entity with no previous operations, with GFSI as the surviving entity. The statements of income data and other data presented below includes historical information of Winning Ways through the merger date and the merged entity Holdings subsequent thereto.

                                                                             FISCAL YEARS ENDED
                                                         ----------------------------------------------------------
                                                          JUNE 30,    JUNE 30,    JUNE 30,   JUNE  27,    JULY 3,
                                                            1994        1995        1996        1997        1998
                                                         ----------  ----------  ----------  ----------  ----------
STATEMENTS OF INCOME DATA:
    Net Sales..........................................   $128,171    $148,196    $169,321   $ 183,298   $ 211,164
    Gross profit.......................................     53,724      63,327      72,013      80,691      91,548
    Operating expenses.................................     29,151      34,428      39,179      44,752      53,881
                                                          --------    --------    --------   ---------   ---------
    Operating income (1)...............................     24,573      28,899      32,834      35,939      37,667
    Income before extraordinary item...................     22,105      26,220      30,226      25,500       8,151

BALANCE SHEET DATA (AS OF PERIOD END):
    Cash and cash equivalents..........................   $    132    $    112    $    140   $   1,117   $  41,361
     Total assets......................................     70,176      76,938      78,711      96,153     106,532
     Long-term debt (including current portion)
          and redeemable preferred stock...............     27,242      24,915      22,276     246,080     244,645
     Total stockholders' equity (deficit)..............     29,429      32,106      34,479    (174,215)   (166,815)

OTHER DATA ( 2):
     Cash flows from operating activities..............     24,431      23,905      34,000      26,029       3,893
     Cash flows from investing activities..............     (2,597)     (4,255)     (2,480)      3,643      (2,648)
     Cash flows from financing activities..............    (21,921)    (19,699)    (31,493)    (28,695)     (1,001)
     EBITDA (3)........................................     26,876      31,759      36,035      39,114      40,605
     Depreciation and amortization.....................      2,303       2,860       3,201       3,175       2,938
     Capital expenditures..............................      2,856       4,989       2,611       2,615       2,972
     EBITDA margin (4).................................       21.0%       21.4%       21.3%       21.3%       19.2%
     Ratio of earnings to fixed charges (5)............       10.0x       11.4x       12.5x       3.5x        1.5x

_______________

(1) Operating income presented for the year ended June 27, 1997 does not include the extraordinary loss related to the early extinguishment of debt in the amount of $2,474 ($1,484 on an after-tax basis). Operating income presented for the year ended July 3, 1998 does not include the extraordinary loss related to the charge-off of deferred financing costs incurred in connection with the issuance of the Holdings Subordinated Notes in the amount of $338 ($203 on an after-tax basis). See the audited consolidated statements of income and the related notes thereto included elsewhere in this annual report.

(2) Distributions per share totaled $16.91, $16.70, $19.82 and $23.37 for the years ended June 30, 1993, 1994, 1995 and 1996 respectively. Distributions per share in prior fiscal years are not comparable nor meaningful due to the leveraged recapitalization transactions and the conversion to a C-corporation from S-corporation for income tax reporting purposes which occurred during fiscal 1997.

(3) EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

(4)  EBITDA margin represents EBITDA as a percentage of net sales.

(5) In the computation of the ratio of earnings to fixed charges, earnings consist of income before income taxes, plus fixed charges. Fixed charges consist of interest expense on indebtedness, the portion of lease rental expense representative of the interest factor and preferred stock dividends accrued.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of the Company's results of operations and its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this annual report.


FORWARD-LOOKING STATEMENTS

          Management's discussion and analysis of financial condition and results of operations and other sections of this annual report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

          THE FOLLOWING SETS FORTH THE AMOUNT AND PERCENTAGE OF NET SALES FOR EACH OF THE PERIODS INDICATED (DOLLARS IN THOUSANDS):

                                                      FISCAL YEAR ENDED
                                          ----------------------------------------
                              JUNE 30, 1996             JUNE 27, 1997              JULY 3, 1998
                              -------------             -------------              ------------
Resort................     $ 67,739     40.0%        $ 66,906      36.5%        $ 66,346     31.4%
Corporate.............       47,167     27.9%          56,179      30.6%          72,874     34.5%
College Bookstore.....       37,733     22.3%          38,053      20.8%          42,696     20.2%
Sports Specialty......        6,342      3.7%          10,678       5.8%          13,083      6.2%
Event 1...............                                                             5,195      2.5%
Other.................       10,340      6.1%          11,482       6.3%          10,970      5.2%
                           --------                  --------                   --------
Total.................     $169,321                  $183,298                   $211,164
                           ========                  ========                   ========

RESULTS OF OPERATIONS

  The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 1996, 1997 and 1998:

                                           FISCAL YEAR ENDED
                                  ------------------------------------
                                  JUNE 30,      JUNE 27,       JULY 3,
                                    1996          1997           1998
                                  --------      --------       -------
Net sales.................         100.0%        100.0%         100.0%
Gross profit..............          42.5          44.0           43.4
EBITDA....................          21.3          21.3           19.2
Operating income..........          19.4          19.6           17.8

    EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company and the related Notes to the Consolidated Financial Statements included herein for further information.

FISCAL YEAR ENDED JULY 3, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 27, 1997

     Net Sales. Net sales for fiscal 1998 increased 15.2% to $211.2 million from $183.3 million in fiscal 1997. The increase in net sales is primarily attributable to increases in the Company's Corporate, Sports Specialty and College Bookstore division sales of 29.7%, 22.5% and 12.2%, respectively, and the addition of $5.2 million in Event 1 sales, partially offset by a .8% decrease in net sales at the Resort division. These divisional sales increases were the result of volume increases due to continued account and product expansion.

     Gross Profit. Gross profit for fiscal 1998 increased 13.5% to $91.5 million from $80.7 million in fiscal 1997, primarily as a result of the increase in net sales described above. Gross profit as a percentage of net sales decreased to 43.4% in fiscal 1998 from 44.0% in fiscal 1997. The decrease in gross profit reflects an increase in the cost of materials sold, as a percentage of sales, to 48.6% in fiscal 1998 from 48.4% in fiscal 1997 and an increase in production costs, as a percentage of sales to 8.0% in fiscal 1998 from 7.6% in fiscal 1997.

     Operating Expenses. Operating expenses for fiscal 1998 increased 20.4% to $53.9 million from $44.8 million in fiscal 1997 primarily due to increased sales volume, staffing levels and the site fees and royalties associated with Event 1 activity. Operating expenses as a percentage of net sales increased to 25.5% in fiscal 1998 from 24.4% in fiscal 1997.

     EBITDA. EBITDA for fiscal 1998 increased 3.8% to $40.6 million from $39.2 million in fiscal 1997, primarily as a result of the net sales and related gross profit increases described above. EBITDA as a percentage of net sales decreased to 19.2% in fiscal 1998 from 21.3% in fiscal 1997. The decrease in EBITDA as a percentage of net sales is attributed to the decrease in gross profit as a percentage of net sales and the increase in operating expenses as a percentage of net sales in fiscal 1998 described above.

     Operating Income. Operating income for fiscal 1998 increased 4.8% to $37.7 million from $35.9 million in fiscal 1997, primarily as a result of the net sales increase described above. Operating income as a percentage of net sales decreased to 17.8% in fiscal 1998 from 19.6% in fiscal 1997. The decrease in operating income as a percentage of net sales reflects the change in EBITDA described above.

     Other Income (Expense). Other expense for fiscal 1998 increased 169.6% to $24.3 million from $9.0 million primarily as a result of increased interest expense associated with the Company's recapitalization and subsequent issuance of $125 million Senior Subordinated Notes, borrowings under the Company's credit facility and the issuance of the $50 million of Holdings Discount Notes. The effect of derivative financial instruments protect against unplanned changes in interest expense due to changes in interest rates. Interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

     Income Taxes. Income tax expense increased 265.1% to $5.2 million in fiscal 1998 from $1.4 million in fiscal 1997 due to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. The Company's effective tax rate for fiscal 1998 was 39.2%.

     Net Income. Net income for fiscal 1998 was $7.9 million compared to $22.9 million in fiscal 1997. The decrease in net income is the result of the changes in operating income, interest expense and income tax expense described above.


FISCAL YEAR ENDED JUNE 27, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

    Net Sales. Net sales for fiscal 1997 increased 8.3% to $183.3 million from $169.3 million in fiscal 1996. The increase in net sales primarily reflects increases in net sales at the Company's Corporate and Sports Specialty divisions of 19.1%, and 68.4%, respectively, and was partially offset by a slight decrease in net sales at the Resort division. These increases were driven primarily by volume increases due to continued account expansion and the introduction of new product lines through each distribution channel.

    Gross Profit. Gross profit for fiscal 1997 increased 12.1% to $80.7 million from $72.0 million in fiscal 1996, primarily as a result of the net sales increase described above. Gross profit as a percentage of net sales increased to 44.0% in fiscal 1997, from 42.5% in fiscal 1996. The increase in margin reflects a decrease in the cost of materials sold, as a percentage of net sales, from 50.0% in fiscal 1996 to 48.4% in fiscal 1997. These changes were driven primarily by growth in the Corporate division, which focuses on higher margin, production intensive embroidered products.

    Operating Expenses. Operating expenses for fiscal 1997 increased 14.3% to $44.8 million from $39.2 million in fiscal 1996 due primarily to increased sales and staffing levels. Operating expenses as a percentage of net sales increased to 24.4% for fiscal 1997, from 23.1% in fiscal 1996. The increase in operating expenses, as a percentage of net sales, is primarily due to an increase in non-recurring MIS consulting charges associated with the installation of the Company's new MIS system which increased from $625,000 in fiscal 1996 to $2.2 million in fiscal 1997.

    EBITDA. EBITDA for fiscal 1997 increased 8.6% to $39.1 million from $36.0 million in fiscal 1996, primarily as a result of the net sales and related gross profit increase described above. EBITDA as a percentage of net sales remained consistent at 21.3% in fiscal 1997 and 21.3% in fiscal 1996. The consistent margin level reflects the change in gross profit described above offset by an increase in selling and general and administrative expenses.

    Operating Income. Operating income for fiscal 1997 increased 9.5% to $35.9 million from $32.8 million in fiscal 1996, primarily as a result of the net sales increase described above. Operating income as a percentage of net sales increased to 19.6% in fiscal 1997, from 19.4% in fiscal 1996. This increase in operating income reflects the change in EBITDA described above.

    Other Income (Expense). Other expense for fiscal 1997 increased 246.2% to $9.0 million from $2.6 million in fiscal 1996, primarily as a result of increased interest expense associated with the Company's recapitalization and subsequent issuance of $125 million Senior Subordinated Notes, borrowings of $68.0 million under the Company's credit facility and the issuance of the $25 million of Subordinated Holdings Notes. The effect of derivative financial instruments protect against unplanned changes in interest expense due to changes in interest rates. Interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

    Income Taxes. An income tax provision of $1.4 million was recorded for fiscal 1997 due to the Company's change in tax status from an S-Corporation to a C-Corporation for income tax reporting purposes which was effective February 27, 1997. Company earnings subsequent to February 27, 1997 are subject to corporate income taxes. The effect of the change in income tax reporting status from an S-Corporation to a C-Corporation was $1.0 million and an additional $400,000 of the income tax provision was related to operations, subsequent to the change in tax status.

    Extraordinary Item. The Company recognized an extraordinary loss for fiscal 1997 of $2.5 million ($1.5 million on an after-tax basis) which consisted of a penalty incurred in the prepayment of the Company's mortgage and a write-off of previously capitalized deferred financing costs.

    Net Income. Net income for fiscal 1997 was $24.0 million compared to $30.2 million in fiscal 1996. The decrease in net income is primarily the result of interest expense, income taxes, and the extraordinary item, as mentioned above.


LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities in fiscal 1998, 1997 and 1996 was $3.9 million, $26.0 million and $34.0 million, respectively. Decreased earnings in fiscal 1998 due to a substantial increase in interest expense, coupled with working capital changes attributed to the decrease in cash provided by operations from $26.0 million in fiscal 1997 to $3.9 million in fiscal 1998. Changes in working capital resulted in cash sources (uses) of ($12.4) million, ($3.2) million and $0.9 million in fiscal 1998, 1997 and 1996, respectively.

    Cash used in investing activities for fiscal 1998 was $2.6 million compared to cash provided by of $3.6 million and cash used of $2.5 million for fiscal 1997 and 1996, respectively. Cash provided by investing activities in fiscal 1997 was primarily related to proceeds from surrender or transfer of cash value of life insurance of $5.3 million.

    Cash used in financing activities for fiscal 1998 was $1 million compared to cash used of $28.7 million and $31.5 million for fiscal 1997 and fiscal 1996, respectively. The cash used in financing activities in 1998 was primarily attributable to payments on long-term debt partially offset by additional borrowings under the revolving credit agreement. The cash used in financing activities for fiscal 1997 resulted from the cash used to complete the recapitalization transactions as previously described net of new borrowings under the Credit Agreement, the Senior Subordinated Notes and Holdings Discount Notes. Cash used in financing activities in fiscal 1996 was primarily used to make Subchapter S distributions to the Company's stockholders and scheduled loan principal payments.

    The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which $5.6 million was borrowed as of July 3, 1998 and approximately $24.9 million was utilized for outstanding commercial and stand-by letters of credit).

    GFSI anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, interest on subordinated discount notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of GFSI to provide funds to service the indebtedness represented by $50.0 million of Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until 2005 as they accrued interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.


NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement is effective for the Company's fiscal 1999 financial statements.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for the Company's fiscal 1999 financial statements. The Company is in the process of evaluating the impact or applicability of this new Statement on the presentation of the financial statements and disclosures therein.

    SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued in February 1998. This statement revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of such plans. This statement is effective for the Company's fiscal 1999 financial statements.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of internal use computer software at various stages of development. This SOP is effective for fiscal years beginning after December 15, 1998. The Company does not expect the implementation of this SOP to have a material impact on the Company's financial statements.


Year 2000 Compliance

        The Company has a program to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. As part of the program, the Company is currently upgrading its existing management information system ("MIS") with a new system designed to improve the overall efficiency of the Company's operations and to enable management to more closely track the financial performance of each of its sales and operating areas. Based on management's best estimates, the new MIS will be operational during fiscal year ending July 2, 1999. The costs associated with the new MIS implementation are not expected to be material to the Company and are being expensed as incurred. Any difficulty with the installation, initial operation or untimely resolution of the new MIS may present an uncertainty that would be reasonably likely to affect the Company's inventory purchasing control, sales and customer service which could materially and adversely impact the Company's future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

        Also as part of the Company's Year 2000 program, the Company has initiated communications with suppliers with which it interacts to determine their plans for addressing Year 2000 concerns. Based upon management's best estimates, all year 2000 issues will be resolved in 1999. However, the Company cannot make any assurances that its computer systems, or the computer systems of its suppliers will be Year 2000 ready on schedule, or that management's cost estimates will be achieved.


SEASONALITY AND INFLATION

    The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 1998, net sales of the Company during the first half and second half of the fiscal year were approximately 55% and 45%, respectively. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. Sales and profitability at the Company's Resorts, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline.

    The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Item 7A - Quantitative and Qualitative Disclosures about Market Risks

        The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments, including an interest rate swap and an interest rate cap agreement are used by the Company to manage its exposure on variable rate debt obligations. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt of manage its exposure to interest rate changes. For additional information on the Company's derivative financial instruments, refer to notes 10 and 11 to the Consolidated Financial Statements. The Company's outstanding long-term debt at July 3, 1998 is as follows:

                                    Principal          Notional                       Receive        Maturity
                                     Amount            Amount       Pay Rate           Rate            Date       Fair Value
                                     ------            ------       --------           ----            ----       ----------
Fixed Rate Debt:
Senior Subordinated Notes       $ 125,000,000              N/A          9.625%            N/A     March, 2007    $ 128,750,000
Mortgage Payable                      427,694              N/A           7.60%            N/A      June, 2004          427,694
Subordinated Discount Notes        54,300,683              N/A         11.375%            N/A      Feb., 2009       54,300,683
Variable Rate Debt/Risk:
Term Loan A                      $ 35,750,000              N/A       7.688%(1)            N/A     March, 2002      $35,750,000
Interest Rate Swap Agreement              N/A       $7,000,000       5.620%(3)       5.77%(4)      Nov., 2000            1,700
Interest Rate Cap Agreement               N/A       19,000,000             N/A       7.50%(5)     March, 1999              Nil
Term Loan B                        24,750,000              N/A       8.188%(2)            N/A     March, 2004       24,750,000
Revolving Credit Agreement          5,600,000              N/A         9.5%(6)            N/A      Dec., 2002        5,600,000

(1) Rate resets periodically to Eurodollar Rate plus 2.25% subject to a rate cap of 7.5% on $19,000,000 of the loan. Rate represents rate in effect at July 3, 1998.
(2) Rate resets periodically to Eurodollar Rate plus 2.75%. Rate represents rate in effect at July 3, 1998.
(3)  Fixed payment rate.
(4) Rate resets periodically to LIBOR. Rate represents rate in effect at July 3, 1998.
(5)  Fixed interest rate cap on notional amount of Term Loan A borrowings.
(6) Rate resets periodically to Eurodollar rate plus 2.25%. Rate represents rate in effect at July 3, 1998 which was adjusted to the Eurodollar rate plus 2.25% shortly after year end when the term of the borrrowings was locked in at three months.

     The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate swap or cap agreement or to the extent, in the case of the revolving credit agreement, that balances are outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.

Item 8 - Consolidated Financial Statements and Supplementary Data

                                                                                      Page
Report of Independent Auditors.................................................         17
Consolidated Balance Sheets - June 27, 1997 and July 3, 1998...................         18
Consolidated Statements of Income - Years ended June 30, 1996,
     June 27, 1997 and July 3, 1998............................................         19
Consolidated Statements of Change in Stockholders' Equity
    (Deficiency) - Years ended June 30, 1996, June 27, 1997
     and July 3, 1998..........................................................         20
Consolidated Statements of Cash Flows - Years ended June 30, 1996
     June 27, 1997 and July 3, 1998............................................         21
Notes to Consolidated Financial Statements.....................................         22
Schedule I - GFSI Holdings, Inc. and Subsidiary Parent Company
     Only Financial Statements.................................................         35

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
GFSI Holdings, Inc. and subsidiary
Lenexa, Kansas

     We have audited the accompanying consolidated balance sheets of GFSI Holdings, Inc. and subsidiary ("Holdings") as of July 3, 1998 and June 27, 1997, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended July 3, 1998. These consolidated financial statements are the responsibility of Holdings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings as of July 3, 1998 and June 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1998, in conformity with generally accepted accounting principles.

     As described in Note 1 to the consolidated financial statements, GFSI, Inc., a wholly subsidiary of Holdings, completed recapitalization transactions on February 27, 1997 which included the merger of Winning Ways, Inc. with and into GFSI, Inc. with GFSI, Inc. as the surviving entity.


DELOITTE & TOUCHE LLP

Kansas City, Missouri
August 21, 1998

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                                 June 27,          July 3,
                              ASSETS                                              1997              1998
                                                                                 ------            ------
 Current assets:
     Cash and cash equivalents........................................       $  1,116,512        $1,360,853
     Accounts receivable, net of allowance for doubtful accounts
       of $579,093 and $821,429 at June 27, 1997 and July 3, 1998.....         23,705,589        27,663,898
     Inventories, net.................................................         37,561,766        44,298,295
     Deferred income taxes............................................            926,606         1,679,601
     Prepaid expenses and other current assets........................          1,286,646         1,483,638
                                                                               ----------        ----------
         Total current assets.........................................         64,597,119        76,486,285
Property, plant and equipment, net....................................         21,547,857        21,242,500

Other assets:
    Deferred financing costs, net of accumulated amortization of
       $394,264 and $1,562,772 at June 27, 1997 and July 3, 1998......         10,004,390         8,798,329
    Other.............................................................              3,995             4,495
                                                                             ------------      ------------
                                                                               10,008,385         8,802,824
                                                                             ------------      ------------
              Total assets............................................       $ 96,153,361      $106,531,609
                                                                             ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable.................................................        $12,199,032        $8,408,498
     Accrued interest expense.........................................          4,719,282         4,521,240
     Accrued expenses.................................................          5,543,206         8,918,326
     Income taxes payable.............................................            200,000                --
     Current portion of long-term debt................................          4,500,000         5,049,890
                                                                               ----------        ----------
         Total current liabilities....................................         27,161,520        26,897,954

Deferred income taxes.................................................          1,176,972         1,234,366
Revolving credit agreement............................................          3,000,000         5,600,000
Long-term debt........................................................        210,500,000       235,178,487
Other long-term obligations...........................................            450,000           300,000
Redeemable preferred stock............................................         28,080,000         4,135,725
Commitments and contingencies (Note 6)
Stockholders' equity (deficiency):
   Series A Common Stock, $.01 par value, 1,000 shares
    authorized, 1,000 shares issued and outstanding at June 27, 1997
    and July 3, 1998..................................................               10                10
   Series B Common Stock, $.01 par value, 1,000 shares
    authorized 1,000 shares issued and outstanding at June 27, 1997
    and July 3, 1998..................................................               10                10
   Additional paid-in capital........................................           199,980           199,980
   Notes receivable from stockholders................................          (788,500)               --
   Accumulated deficiency.............................................     (173,626,631)      (167,014,923)
                                                                           -------------      -------------
           Total stockholders' equity (deficiency)....................     (174,215,131)      (166,814,923)
                                                                           ------------       -------------
            Total.....................................................     $ 96,153,361       $106,531,609
                                                                           ============       =============

                See notes to consolidated financial statements

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                      Years Ended
                                                        --------------------------------------
                                                        June 30,       June 27,         July 3,
                                                         1996            1997            1998
                                                        ------          ------          ------
Net sales.........................................    $169,320,620   $183,297,733     $211,164,245
Cost of sales.....................................      97,307,746    102,606,239      119,616,037
                                                      ------------   ------------     ------------
        Gross profit..............................      72,012,874     80,691,494       91,548,208

Operating expenses:
    Selling.......................................     16,963,137     18,432,943        22,987,548
    General and administrative....................     22,216,193     26,319,209        30,893,690
                                                      -----------     ----------        ----------
                                                       39,179,330     44,752,152        53,881,238
                                                      -----------     ----------        ----------
        Operating income..........................     32,833,544     35,939,342        37,666,970

Other income (expense):
    Interest expense..............................     (2,608,154)    (9,098,218)     (24,203,492)
    Other ........................................            490         99,326          (55,394)
                                                      ------------   ------------    -------------
                                                       (2,607,664)    (8,998,892)     (24,258,886)
                                                      ------------   ------------    -------------
Income before income taxes and
  extraordinary item..............................     30,225,880     26,940,450        13,408,084
Provision for income taxes........................                    (1,440,000)       (5,257,242)
                                                      -----------    ------------    --------------
Income before extraordinary item..................     30,225,880     25,500,450         8,150,842
Extraordinary item, net of tax benefit of
  $989,634 in 1997 and $135,286 in 1998.............                  (1,484,451)         (202,929)
                                                      -----------    ------------    --------------
Net income........................................     30,225,880     24,015,999         7,947,913
Preferred stock dividends.........................                    (1,080,000)       (1,336,205)
                                                      -----------    ------------    --------------
Net income attributable to
    common shareholders...........................  $  30,225,880  $  22,935,999     $   6,611,708
                                                    =============  ==============    =============
Supplemental information:
    Income before income taxes
      and extraordinary item......................  $  30,225,880  $  26,940,450
    Pro forma income tax
      provision.................................       12,393,000     11,045,000
                                                   --------------- -------------
Pro forma income before
  extraordinary item..............................  $  17,832,880  $  15,895,450
                                                    ============== =============

                See notes to consolidated financial statements

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                   YEARS ENDED JUNE 30, 1996, JUNE 27, 1997
                               AND JULY 3, 1998

                                     GFSI       GFSI
                                 Holdings,    Holdings,  Winning
                                    Inc.        Inc.      Ways,                Retained
                                  Series A    Series B    Inc.     Additional  Earnings
                                   Common      Common    Common     Paid-In  (Accumulated
                                   Stock        Stock     Stock     Capital   Deficiency)
                                   -----        -----     -----     -------   -----------
Balance, July 1, 1995 ....                             $ 149,100   $ 882,746  $ 33,554,728
    Reissuance of treasury
          stock...........                                           702,945
    Net income............                                                      30,225,880
    Dividends declared....                                                     (28,735,388)
                                  ------      -------   --------   ----------  ------------
Balance, June 30, 1996....                               149,100   1,585,691    35,045,220
    Reissuance of treasury
          stock...........                                         1,134,396
    Net income ...........                                                      24,015,999
    Distributions to
          Winning Ways, Inc.                                                   (47,807,375)
          shareholders ...
    Distributions and
          recapitalization of
          Winning Ways, Inc..                           (149,100) (2,720,087) (182,327,938)
    Issuance of GFSI
          Holdings, Inc.
          Series A and B
          Common Stock (net of
          issuance costs of
          $1,472,637).....         $   10   $    10                  199,980    (1,472,537)
    Accrued dividends on
          redeemable
          preferred stock.                                                      (1,080,000)
                                   ------   -------    ----------   --------  -------------
 Balance,  June 27, 1997 .              10        10                  199,980 (173,626,631)
    Redemption of notes
          receivable from
          stockholders....
    Net income .......                                                           7,947,913
    Accrued dividends on
          redeemable
          preferred stock.                                                      (1,336,205)
                                 --------   --------    --------     -------  -------------
Balance, July 3, 1998.....         $   10   $    10     $           $199,980 $(167,014,923)
                                 ========   ========    ========     =======  =============

                                                  Notes
                                                Receivable
                                   Treasury       from
                                     Stock     Stockholders        Total
                                     -----     ------------        -----

Balance, July 1, 1995 ....       $ (2,480,333)                 $ 32,106,241
    Reissuance of treasury
          stock...........            179,055                       882,000
    Net income............                                       30,225,880
    Dividends declared....                                      (28,735,388)
                                   ----------    -----------    ------------
Balance, June 30, 1996....         (2,301,278)                   34,478,733
    Reissuance of treasury
          stock...........            267,791                     1,402,187
    Net income ...........                                       24,015,999
    Distributions to
          Winning Ways, Inc.                                    (47,807,375)
          shareholders ...
    Distributions and
          recapitalization of
          Winning Ways, Inc..       2,033,487                  (183,163,638)
    Issuance of GFSI
          Holdings, Inc.
          Series A and B
          Common Stock (net of
          issuance costs of
          $1,472,637).....                      $ (788,500)      (2,061,037)
    Accrued dividends on
          redeemable
          preferred stock.                                       (1,080,000)
                                    ----------    ---------    -------------
Balance,  June 27, 1997 .                         (788,500)    (174,215,131)
    Redemption of notes
          receivable from
          stockholders....                         788,500          788,500
    Net income .......                                            7,947,913
    Accrued dividends on
          redeemable
          preferred stock.                                       (1,336,205)
                                 -----------    ---------     -------------
Balance, July 3, 1998.....       $        __    $      __     $(166,814,923
                                 ===========    =========    ==============

                See notes to consolidated financial statements.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Years Ended
                                                                                    ----------------------------------------------
                                                                                    June 30, 1996    June 27, 1997    July 3, 1998
                                                                                    -------------    -------------    ------------
Cash flows from operating activities:
  Net income.................................................................       $ 30,225,880      $24,015,999       $7,947,913
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation...........................................................         3,191,595        3,174,863        2,938,400
       Amortization of deferred financing costs...............................             9,356          394,264        1,184,613
       (Gain) loss on sale or disposal of property, plant and equipment.......             1,009          (11,659)          15,206
       Deferred income taxes..................................................                --          250,366         (695,601)
       Amortization of discount on long-term debt.............................                --               --        4,300,683
       Increase in cash value of life insurance...............................          (331,967)      (1,041,343)              --
       Extraordinary loss.....................................................                --        2,473,192          338,215
  Changes in operating assets and liabilities:
       Accounts receivable, net...............................................        (4,502,972)      (1,122,137)      (3,958,309)
       Inventories, net.......................................................         1,701,718       (9,778,813)      (6,736,529)
       Prepaid expenses, other current assets and other assets................           665,925         (481,061)        (197,492)
       Income taxes payable...................................................                            200,000         (200,000)
       Accounts payable, accrued expenses and other long-term obligations              3,039,727        7,954,986       (1,043,936)
                                                                                      ----------       ----------       ----------
       Net cash provided by operating activities..............................        34,000,271       26,028,657        3,893,163
                                                                                      ----------       ----------       ----------
  Cash flows from investing activities:
     Proceeds from sales of property, plant and equipment.....................           131,032          948,993          323,375
     Proceeds from surrender or transfer of cash value of life insurance                      --        5,309,214               --
     Purchased of property, plant and equipment...............................        (2,611,019)      (2,615,228)      (2,971,624)
                                                                                      ----------       ----------       ----------
         Net cash provided by (used in) investing activities..................        (2,479,987)       3,642,979       (2,648,249)
                                                                                      ----------       ----------       ----------
  Cash flows from financing activities:
     Issuance of revolving credit agreement...................................                --        3,000,000        2,600,000
     Net changes to short-term borrowings.....................................        (1,000,000)      (7,000,000)              --
     Issuance of senior subordinated notes....................................                --      125,000,000               --
     Issuance of subordinated notes...........................................                --       25,000,000               --
     Issuance of  Credit Agreement............................................                --       67,000,000               --
     Proceeds from long-term debt.............................................                --               --          427,694
     Payments on long-term debt...............................................        (2,639,378)     (24,276,038)      (4,500,000)
     Cash paid for penalties related to early extinguishment of debt..........                --       (2,390,546)              --
     Cash paid for financing costs............................................                --      (10,398,654)        (316,767)
     Distributions to Winning Ways, Inc. shareholders.........................       (28,735,388)     (47,807,375)              --
     Distributions and recapitalization of Winning Ways, Inc..................                --     (183,163,638)              --
     Issuance of GFSI Holdings, Inc. Common Stock ............................                --       (1,272,537)              --
     Redemption of notes receivable from sale of stock........................                --               --          788,500
     Issuance of redeemable preferred stock...................................                --       26,211,500               --
     Proceeds from sales of treasury stock....................................           882,000        1,402,187               --
                                                                                     -----------      -----------      -----------
                 Net cash used in financing activities........................       (31,492,766)     (28,695,101)      (1,000,573)
                                                                                     -----------      ------------     -----------
                 Net increase in cash.........................................            27,518          976,535          244,341
  Cash and cash equivalents
     Beginning of period......................................................           112,459          139,977        1,116,512
                                                                                   -------------     ------------     ------------
     End of period............................................................     $     139,977     $  1,116,512     $  1,360,853
                                                                                   =============     ============     ============
  Supplemental cash flow information:
         Interest paid........................................................     $   2,628,291     $  4,074,961     $ 18,814,599
                                                                                   =============     ============     ============
         Income taxes paid...........................................              $          --     $         --     $  6,314,500
                                                                                   =============     ============     ============
  Supplemental schedule of non-cash financing activities:
    Exchange of subordinated notes and preferred stock for discount notes                                             $ 50,000,000
                                                                                                                      ============
    Notes receivable from sale of stock.......................................                       $    788,500
                                                                                                     ============
    Accrual of preferred stock dividends......................................                       $  1,080,000     $  1,336,205
                                                                                                     ============     ============

                See notes to consolidated financial statements.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   RECAPITALIZATION TRANSACTION

    On October 31, 1996, the Board of Directors of Winning Ways, Inc. ("Winning Ways") executed a letter of intent to enter into a transaction with the Jordan Company. The transaction included the formation of a holding company, GFSI Holdings, Inc. ("Holdings") and GFSI, Inc. ("GFSI"), a wholly owned subsidiary of Holdings (collectively, the "Company"), to effect the acquisition of Winning Ways. On February 27, 1997, pursuant to the acquisition agreement, Holdings acquired all of the issued and outstanding capital stock of Winning Ways, and immediately thereafter merged Winning Ways with and into GFSI with GFSI as the surviving entity. All of the capital stock of Winning Ways acquired by Holdings in connection with the acquisition was contributed to GFSI along with the balance of the Equity Contribution, as described below.

    The aggregate purchase price for Winning Ways was $242.3 million, consisting of $173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) the Jordan Company, its affiliates and JZEP PLC (collectively the "Jordan Investors") and certain members of management (the "Management Investors") invested $52.2 million in Holdings and Holdings contributed $51.4 million of this amount to GFSI (the "Equity Contribution");
(ii) GFSI entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at Closing; and (iii) GFSI issued $125.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes") which were purchased by institutional investors through a Rule 144A private placement. The Equity Contribution was comprised of (i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings, and (iii) a contribution of $25.0 million from a Jordan Investor to Holdings in exchange for Holdings Subordinated Notes. Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.

    The transactions described above are reflected in the accompanying consolidated financial statements of the Company as of and for the year ended June 27, 1997 as a leveraged recapitalization under which the existing basis of accounting for Winning Ways was continued for financial accounting and reporting purposes. The historical financial information presented herein includes the operations and activities of Winning Ways through February 27, 1997 and the merged entity, GFSI subsequent thereto as a result of the merger and the leveraged recapitalization.

    The following summarizes the sources and uses of funds by the transactions described above (in millions):

SOURCES OF FUNDS:
        Credit Agreement...........................................................   $ 68.0
        Senior Subordinated Notes due 2007.........................................    125.0
        Equity Contribution from GFSI Holdings, Inc................................     51.4
        Existing cash balances in the business.....................................      9.4
                                                                                      ------
              Total sources........................................................   $253.8
                                                                                      ======
USES OF FUNDS:
        Cash purchase price of the Acquisition.....................................   $183.1
        Repayment of Existing Indebtedness.........................................     59.2
        Fees and expenses..........................................................     11.5
                                                                                      ------
               Total uses......................................................       $253.8
                                                                                      ======

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Subsequent to the recapitalization transactions described above, GFSI is a wholly-owned subsidiary of Holdings. Holdings is dependent upon the cash flows of GFSI to provide funds to service the indebtedness represented by $50.0 million of Holdings Series B Senior Discount Notes due 2009 ("Holdings Discount Notes"). Holdings Discount Notes do not have an annual cash flow requirement until 2005. Additionally, Holdings' cumulative non-cash preferred stock dividends total approximately $427,000 annually.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business--Holdings' through its wholly-owned subsidiary, GFSI, is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports. The Company's customer base is spread throughout the United States.

    Principles of Consolidation--The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, GFSI. All significant intercompany accounts and transactions have been eliminated.

      Fiscal Year--During 1997, Holdings converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, Holding's fiscal year ended June 30. The twelve month periods ended June 30, 1996 and June 27, 1997 each contain 52 weeks and the twelve month period ended July 3, 1998 contains 53 weeks.

      Cash and Cash Equivalents--Holdings considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Included in inventories are markdown allowances of $305,608 and $1,432,775 at June 27, 1997 and July 3, 1998, respectively.

      Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred.

      Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:


          Buildings and improvements................................   40 years
          Furniture and fixtures.................................... 3-10 years

      Long-Lived Assets--Impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or disposal based upon a review of expected undiscounted cash flows. The Company expects the carrying amounts to be fully recoverable.

      Deferred Financing Costs--Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Amortization of deferred financing costs is included in interest expense.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Derivative Financial Instruments--Holdings is a party to an interest rate swap agreement and an interest rate cap agreement. Income or expense resulting from interest rate swap agreements used in conjunction with on-balance sheet liabilities are accounted for on an accrual basis and recorded as an adjustment to expense on the matched instrument. Interest rate swap agreements that are not matched with specific liabilities are recorded at fair value, with changes in the fair value recognized in current operations.

      Gains and losses on terminations of interest rate swap and cap agreements are recognized as other income (expense) when terminated in conjunction with the retirement of the associated debt. Gains and losses on terminated agreements are deferred and amortized in those cases where the underlying debt is not retired. Redesignations which are appropriately matched against underlying debt instruments will continue to qualify for settlement accounting.

    Advertising Costs-- All costs related to advertising Holdings' products are expensed in the period incurred. Advertising expenses totaled $1,011,784, $1,383,261 and $1,631,259 for the years ended June 30, 1996, June 27, 1997 and
July 3, 1998, respectively.

    Income Taxes-- Effective July 1, 1982, GFSI's predecessor, Winning Ways, Inc., elected to be taxed under the S-Corporation provisions of the Internal Revenue Code which provide that, in lieu of corporate income taxes, the shareholders are taxed on the Company's taxable income. Therefore, no provision or liability for income taxes is reflected in the accompanying statements through February 27, 1997. Upon consummation of the recapitalization transactions (described in Note 1) on February 27, 1997, the Company converted from S-Corporation to C-Corporation status for income tax reporting purposes. In conjunction with this change in tax status, the Company began accounting for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

    Supplemental information for the years ended June 30, 1996 and June 27, 1997 relative to the statements of income has been provided which reflects a provision for income taxes assuming a 41% effective income tax rate for the periods presented.

    Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    New Accounting Standards--SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement is effective for Holding's fiscal 1999 financial statements.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of evaluating the impact or applicability of this new Statement on the presentation of the financial statements and the disclosures therein. This Statement is effective for Holding's fiscal 1999 financial statements.

    SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued in February 1998. This statement revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of such plans. This Statement is effective for the Company's fiscal 1999 financial statements.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of internal use computer software at various stages of development. This SOP is effective for fiscal years beginning after December 15, 1998. The Company does not expect the implementation of this SOP to have a material impact on the Company's financial position or results of operations.

    Reclassifications--Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.


3.   PROPERTY, PLANT AND EQUIPMENT

                                                             June 27, 1997     July 3, 1998
                                                             -------------     ------------
Land.......................................................  $   2,442,373     $  2,455,373
Buildings and improvements.................................     19,108,548       20,358,360
Furniture and fixtures.....................................     14,150,193       14,615,142
                                                             -------------     ------------
                                                                35,701,114       37,428,875
Less accumulated depreciation..............................     15,186,104       16,578,089
                                                             -------------     ------------
                                                                20,515,010       20,850,786
Construction in progress...................................      1,032,847          391,714
                                                             -------------     ------------
                                                             $  21,547,857     $ 21,242,500
                                                             =============     ============

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  REVOLVING CREDIT AGREEMENT

      In conjunction with the recapitalization transactions (see Note 1), the Company obtained a $50,000,000 secured line of credit (the "Line") with floating interest of 7.938% and 9.5% at June 30, 1997 and July 3, 1998, respectively. The Line is secured by substantially all of GFSI's the property, plant and equipment and matures in December of 2002. The Line is subject to certain restrictions and covenants, among them being the maintenance of certain financial ratios, the most restrictive of which require GFSI to maintain a fixed charge coverage ratio greater than 1.01 to 1.0, an interest expense coverage ratio of greater than
1.35 to 1.0 and a maximum leverage ratio of less than 5.95 to 1.0, as defined in the agreement. GFSI is limited with respect to the making of payments (dividends and distributions), the incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers, and transfers, and the use of loan proceeds. Borrowings against this Line totaled $3,000,000 and $5,600,000 at June 27, 1997 and July 3, 1998, respectively.

    Letters of credit against this Line at June 27, 1997 and July 3, 1998, for unshipped merchandise aggregated $27,234,109 and $23,744,257, respectively. Stand-by letters of credit issued against the Line at June 27, 1997 and July 3, 1998, aggregated $2,541,257 and $1,198,107, respectively.


5.   LONG-TERM DEBT

      Long-term debt consists of:

                                                                                           July 3,           June 27,
                                                                                            1998              1997
                                                                                           -------          ---------
Senior Subordinated Notes, 9.625% interest rate, due 2007..........................     $125,000,000      $125,000,000
Term Loan A, variable interest rate, 7.938% and 7.688%
    at June 27, 1997 and July 3, 1998, respectively, due 2002......................       40,000,000        35,750,000
Term Loan B, variable interest rate, 8.438% and 8.188%
    at June 27, 1997 and July 3, 1998, respectively, due 2004......................       25,000,000        24,750,000
Subordinated Notes to Affiliate, 12.0% fixed interest rate, due 2008...............       25,000,000              --
Subordinated Discount Notes, 11.375% interest rate, due 2009.......................               --        54,300,683
Mortgage payable to the City of Bedford, Iowa, 7.60% interest rate.................               --           427,694
                                                                                        ------------      ------------
                                                                                         215,000,000       240,228,377
Less current portion...............................................................        4,500,000         5,049,890
                                                                                        ------------      ------------
                                                                                        $210,500,000      $235,178,487
                                                                                        ============      ============

    On February 27, 1997, the Company entered into a Credit Agreement with a group of financial institutions to provide for three credit facilities: (i) a term loan of $40,000,000 ("Term Loan A"), (ii) a term loan of $25,000,000 ("Term Loan B" and collectively, with Term Loan A, the "Term Loans") and (iii) a $50,000,000 secured line of credit (see Note 4). At closing of the recapitalization transaction, $68,000,000 was borrowed under the Credit Agreement, including all of the Term Loans, to finance the transactions described in Note 1 to the financial statements.

    The Credit Agreement is secured by substantially all of the property, plant and equipment of Holding's wholly-owned subsidiary, GFSI, and is subject to general and financial covenants that place certain restrictions on GFSI. GFSI is limited with respect to the making of payments (dividends and distributions) to Holdings; the incurrence of certain liens; the sale of assets under certain circumstances; certain transactions with affiliates; certain consolidations, mergers, and transfers; and the use of loan proceeds.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As discussed in Note 10 to the consolidated financial statements, the floating interest rate on a Winning Ways line of credit agreement was partially converted to a fixed interest rate of 5.62% by a $7,000,000 notional amount interest rate swap agreement terminating on November 18, 2000. This interest rate swap agreement was not terminated at February 27, 1997 in conjunction with the early extinguishment of the debt. Such interest rate swap has been redesignated to the new Term Loan A debt agreement. As also discussed in Note 10 to the consolidated financial statements, a portion of the floating interest rate on the Term Loans has been capped at 7.50% by a $19,000,000 notional amount interest rate cap agreement maturing in March of 1999.

    On February 27, 1997, GFSI issued the 9.625% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") in the aggregate principal amount of $125,000,000 in a Rule 144A private placement. Proceeds from the Senior Subordinated Notes were also used to finance the transactions described in Note 1 to the consolidated financial statements. GFSI's Registration Statement on Form S-4 was declared effective on July 24, 1997, providing for the exchange of the Senior Subordinated Notes registered under the Securities Act of 1933, for the Regulation 144A privately placed Senior Subordinated Notes.

    Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1, commencing September 1, 1997. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2002 at the redemption prices listed below:

            Year                                              Percentage
            ----                                              ----------
            2002............................................   104.813%

            2003............................................   103.208

            2004............................................   101.604

            2005 and thereafter.............................   100.000


          At any time prior to March 1, 2000, GFSI may redeem up to 40% of the original aggregate principal amount of the Senior Subordinated Notes with the net proceeds of one or more equity offerings at a redemption price equal to 110% of the principal amount plus any accrued and unpaid interest to the date of redemption. Upon the occurrence of a change of control, GFSI will be required, subject to certain conditions, to make an offer to purchase the Senior Subordinated Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

          The Senior Subordinated Notes are senior unsecured obligations of GFSI and pursuant to the terms of the Senior Subordinated Notes indenture, rank pari passu in right of payment to any future subordinated indebtedness of the Company, and effectively rank junior to secured indebtedness of GFSI, including borrowings under the Credit Agreement.

          The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of July 3, 1998, the Company was in compliance with all such covenants.

          On February 27, 1997, Holdings issued the 12% Subordinated Notes due 2009 (the "Subordinated Notes") in the aggregate principal amount of $25.0 million to an affiliate of the Jordan Company. Proceeds from the Subordinated Notes were also used to finance the transactions described in Note 1 to the financial statements. On September 17, 1997, certain holders of Holdings' Subordinated Notes and Holdings' Preferred Stock sold $50.0 million of units (the "Units") which were purchased by institutional investors through a Rule 144A private placement (the "Offering"). The Units consisted of 11.375% Subordinated Discount Notes (the "Subordinated Discount Notes") due 2009 and 11.375% Series D Preferred Stock due 2009 ("Preferred Stock") which were exchangeable at the option of Holdings any time on or after September 29, 1997 into a like amount of 11.375% Series A Senior Discount Notes due 2009 (the "Old Notes"). On October 23, 1997, the Units were exchanged for the Old Notes (the "Old Exchange"). Holdings did not receive any proceeds from either the sale of the Units or the Old Exchange. Holdings' Registration Statement on Form S-4 was declared effective on December 30, 1997, providing for the exchange (the "New Exchange") of 11.375% Series B Senior Discount Notes due 2009 (the "Holdings Discount Notes") registered under the Securities Act, for a like amount of the Old Notes. Holdings did not receive any proceeds from the New Exchange. The Discount Notes were issued to repay $25.0 million of Holdings' Subordinated Notes and $25.0 million of Holdings' Preferred Stock and accrued dividends. The Discount Notes will accrue at a rate of 11.375% compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on GFSI to provide funds to service the indebtedness.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Interest on the Discount Notes is an unsecured obligation of Holdings and pursuant to the terms of the Discount Notes, effectively ranked junior to the other unsecured debt of GFSI, including the Senior Subordinated Notes, and the secured indebtedness of GFSI, including borrowings under the Credit Agreement.

          The Discount Notes include certain affirmative and negative covenants. As of July 3, 1998, the Company was in compliance with all such covenants.

          On June 1, 1998, GFSI purchased a building and land in Bedford, Iowa for approximately $428,000 in the form of a mortgage note payable at $6,325 per month from July 1998 through June 2004 with a lump sum payment of $97,600 in June 2004. The note payable to the City of Bedford, Iowa is secured by the property mortgaged. GFSI began utilizing the building for embroidery production in fiscal year 1999.

          Aggregate maturities of the Holdings' long-term debt as of July 3, 1998 are as follows assuming a 52/53 week fiscal year:


                Fiscal year,
                1999..................................    $5,049,890
                2000..................................     6,553,816
                2001..................................     8,058,052
                2002..................................    10,062,621
                2003..................................    14,567,549
                Thereafter............................   195,936,449
                                                         -----------
                Total.................................  $240,228,377
                                                        ============

      In connection with the early extinguishment of debt existing at February 27, 1997, the Company recognized an extraordinary loss in the consolidated statement of income for the fiscal year ended June 27, 1997 of $2,474,085 ($1,484,451 on an after-tax basis). This loss consisted of a $83,538 ($50,123 on an after-tax basis) of deferred financing costs related to the repayment of the Company's debt and a prepayment penalty of $2,390,546 ($1,434,328 on an after-tax basis) incurred in connection with the prepayment of GFSI's then existing first mortgage loan.

      In connection with the issuance and exchange of the Subordinated Notes for the 11.375% Series A Senior Discount Notes, the Company recognized an extraordinary loss in the consolidated statement of income for the year ended July 3, 1998 of $338,215 ($202,929 on an after-tax basis) representing the write-off of deferred financing costs.

6.   COMMITMENTS AND CONTINGENCIES

      The Company, in the normal course of business, is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters, however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition, or cash flows of the Company.

      Various state and local taxing authorities have examined, or are in the process of examining the Company's sales and use tax returns. The Company is currently reviewing the status and the results of such examinations, including the methods used by certain state taxing authorities in calculating the sales tax assessments and believes that it has accrued an amount adequate to cover the assessments.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   REDEEMABLE PREFERRED STOCK

    In connection with the recapitalization transactions described in Note 1 to the financial statements, the Company issued 27,000 shares of Cumulative Preferred Stock, 13,500 shares as Series A 12% Cumulative Preferred Stock, 11,000 shares as Series B 12% Cumulative Preferred Stock, and 2,500 shares as Series C 12% Cumulative Preferred Stock (which along with the Series A and Series B Preferred Stock shall be collectively referred to as the "Preferred Stock"). The holders of Preferred Stock are entitled to annual cash dividends of $120 per share, payable on March 1 of each year, in accordance with the terms set forth in the Articles of Incorporation. The liquidation preference for each share of Preferred Stock is $1,000 plus any accrued and unpaid dividends. Mandatory redemption of the liquidation preference plus any accrued and unpaid dividends occurs on March 1, 2009.

    On September 17, 1997, through an offering of exchangeable units, certain holders of the Preferred Stock exchanged their preferred shares for 25,000 shares of Series D 11.375% Preferred Stock which were ultimately redeemed for $25.0 million of Holdings Discount Notes.

    Redeemable preferred stock consists of the following:

                                                                                  June 27,      July 3,
                                                                                    1997         1998
                                                                                 ---------     --------
Series A 12% Cumulative Preferred Stock, $0.1 par value 13,500 shares issued and outstanding at June 27, 1997, 1,778 shares outstanding at
    July 3, 1998...........................................................      $14,040,000  $ 2,067,863
Series B 12% Cumulative Preferred Stock, $0.1 par value, 11,000 shares issued and outstanding at June 27, 1997, 1,449 shares outstanding at
    July 3, 1998...........................................................       11,440,000    1,684,925
Series C 12% Cumulative Preferred Stock, $0.1 par value, 2,500 shares issued and outstanding at June 27, 1997, 329 shares outstanding at
    July 3, 1998...........................................................        2,600,000      382,937
                                                                                 -----------   ----------
                                                                                 $28,080,000   $4,135,725
                                                                                 ===========   ==========

8.   PROFIT SHARING AND 401(k) PLAN

    During fiscal 1996, the Company provided a non-contributory defined contribution profit sharing plan covering all eligible employees. Contribution were at the discretion of the Board of Directors and totaled $875,756 for the year ended June 30, 1996.

    On August 1, 1996, the plan was amended to include employee directed contributions with an annual discretionary matching contribution of 50% on up to 4% of participants annual compensation. Participants exercise control over the assets of his or her account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan related to the 401(k) match and profit sharing portions totaled $131,843 and $443,624, respectively, for the year ended June 27, 1997 and $288,521 and $344,177, respectively, for the year ended July 3, 1998.


9.   INCOME TAXES

    The provisions for income taxes for the years ended July 3, 1998 and June 27, 1997 consist of the following:

                                                                          June 27,       July 3,
                                                                            1997          1998
                                                                          --------      --------
Current income tax provision......................................   $    200,000     $ 5,817,557
Deferred income tax provision (benefit)...........................        250,366        (560,315)
                                                                     ------------     -----------
     Total income tax provision...................................   $    450,366     $65,257,242
                                                                     ============     ===========
Allocated to:
  Operating activities............................................    $ 1,440,000       5,392,528
  Extraordinary loss..............................................       (989,634)       (135,286)
                                                                      ------------    ------------
     Total income tax provision....................................   $   450,366     $ 5,257,242
                                                                      ===========     ===========

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The income tax provisions from operating activities differ from amounts computed at the statutory federal year ended income tax rate as follows:

                                                                       June 27, 1997             July 3, 1998
                                                                  ----------------------     --------------------
                                                                    Amount         %           Amount       %
                                                                  -----------    -------     ----------   -------
Income tax provision at the statutory rate..................       $9,429,158     35.0%     $4,692,829      35.0%
Income attributable to S-Corporation  earnings..............       (9,146,583)   (34.0)             --        --
Change in tax status to C-Corporation.......................          993,621      3.7              --        --
Effect of state income taxes, net of federal benefit........          163,804       .6         670,405       5.0
Other.......................................................               --       --        (105,992)      (.8)
                                                                   ----------    -----      ----------     -----
                                                                   $1,440,000      5.3      $5,257,242      39.2%
                                                                   ==========    =====      ==========     =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of June 27, 1997 and July 3, 1998, along with the income tax effect of each, are as follows:

                                                                   June 27, 1997              July 3, 1998
                                                                  ---------------            --------------
                                                                Deferred Income Tax        Deferred Income Tax
                                                               ----------------------     ----------------------
                                                                Assets    Liabilities     Assets    Liabilities
                                                               ---------  -----------     ------   -------------
Accounts receivable........................................  $    247,215  $       --  $  350,668   $      --
Inventory valuation........................................       244,624          --     344,318          --
Property, plant, and equipment.............................            --   1,611,484          --    1,345,573
Accrued expenses...........................................       547,449          --   1,097,119           --
Net operating loss carry forward...........................       259,271          --          --           --
Other......................................................        62,559          --          --        1,297
Valuation allowance........................................            --          --          --           --
                                                               ----------  ----------   ---------   ----------
Total......................................................    $1,361,118  $1,611,484  $1,792,105   $1,346,870
                                                               ==========  ==========   =========   ==========

10.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company engages in transactions which result in off-balance sheet risk. Interest rate swap and cap agreements are used in conjunction with on-balance sheet liabilities to reduce the impact of changes in interest rates. Interest rate swap agreements are contractual agreements to exchange, or "swap", a series of interest rate payments over a specified period, based on an underlying notional amount but differing interest rate indices, usually fixed and floating. Interest rate cap agreements are contractual agreements in which a premium is paid to reduce the impact of rising interest rates on floating rate debt. The notional principal amount does not represent a cash requirement, but merely serves as the amount used, along with the reference rate, to calculate contractual payments. Because the instrument is a contract or agreement rather than a cash market asset, the financial derivative transactions described above are referred to as "off- balance sheet" instruments.

    The Company attempts to minimize its credit exposure to counter parties by entering into interest rate swap and cap agreements only with major financial institutions.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company's interest rate swap agreements are used in conjunction with on-balance sheet liabilities and were as follows:

                                                     Contract or    Estimated
                                                      Notional        Fair          Weighted Average
                                                      Amount         Value           Interest Rate
                                                      ------         -----           -------------
Swap:                                                                           Receivable         Payable
                                                                                ----------         -------
June 27, 1997.................................    $ 7,000,000    $ 156,000           5.5%           5.62%
July 3, 1998..................................      7,000,000        1,700          5.77            5.62

Cap:
June 27, 1997.................................    $19,000,000           --        > 7.50%             --
July 3, 1998..................................     19,000,000           --        > 7.50              --

     GFSI has entered into two swap agreements to exchange fixed interest rates for floating rate debt payments. One agreement carries a notional amount of $7,000,000 and terminates on November 18, 2000, as further described in Note 5 to the consolidated financial statements. The notional amount of the other interest rate swap agreement fluctuated based on the GFSI's anticipated level of short-term borrowing with the maximum notional amount equaling $19,900,000 as further described in Note 5 to the financial statement. This agreement was effective July 1, 1996, however, this interest rate swap agreement was terminated on February 27, 1997. The $300,000 gain realized by the Company on the terminated swap was deferred and will be amortized over the life of the Credit Agreement.

      GFSI has a 7.50% interest rate cap agreement which is used to effectively cap the interest rate on GFSI's floating rate Term Loans. The interest rate cap agreement has a notional amount of $19,000,000 and matures March 31, 1999.


11.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that GFSI disclose estimated fair values for its financial instruments which include cash and cash equivalents, accounts receivables, short-term borrowings, accounts payables, long-term debt and interest rate swap agreements.

    Cash and cash equivalents--The carrying amount reported on the balance sheet represents the fair value of cash and cash equivalents.

    Accounts receivable--The carrying amount of accounts receivable approximates fair value because of the short-term nature of the financial instruments.

    Short-term borrowings and revolving credit agreement--Short-term borrowings have variable interest rates which adjust daily. The carrying value of these borrowings is a reasonable estimate of their fair value.

    Accounts payable--The carrying amount of accounts payable approximates fair value because of the short-term nature of the financial instruments.

    Long-term debt--Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value of debt issues with fixed rates. The carrying value of floating rate debt is a reasonable estimate of their fair value.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Derivative Financial Instruments--Quoted market prices or dealer quotes are used to estimate the fair value of interest rate swap and cap agreements.

    The following summarizes the estimated fair value of financial instruments, by type:

                                              June 27, 1997                July 3, 1998
                                            -----------------            -----------------
                                            Carrying      Fair           Carrying     Fair
                                             Amount      Value            Amount     Value
                                             ------      -----            ------     -----
Assets and liabilities:
Cash and cash equivalents..............   $ 1,116,512 $21,116,512     $  1,360,853 $ 1,360,853
Accounts receivable....................    23,705,589  23,705,589       27,663,898  27,663,898
Accounts payable.......................    12,199,032  12,199,032        8,408,498   8,408,498
Revolving credit agreement.............     3,000,000   3,000,000        5,600,000   5,600,000
Long-term debt.........................    215,000,00 215,000,000      240,228,377 243,978,377
Off-Balance Sheet
  Financial Instruments:
  Interest rate swap agreements
      (asset/(liability))                          --     156,000               --       1,700
  Interest rate cap agreement
        (asset/(liability))                        --          --               --          --

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.


12.   RELATED PARTY TRANSACTIONS

      The Company has entered into supply agreements with several affiliated companies controlled by certain members of Company management. The agreements allow the Company to outsource embroidery work to the affiliates in the event that demand exceeds the Company's manufacturing capacity. Amounts paid to these entities were $3,080,718, $4,566,713 and $5,781,092 for the years ended June 30, 1996, June 27, 1997 and July 3, 1998, respectively.

    During the year ended June 27, 1997, the Company loaned these affiliates $150,000 and $700,000 under separate promissory notes to finance the affiliates' purchase of embroidery equipment from the Company and to provide for working capital. The Company believes the terms of the loans and the sale of the equipment were on terms as favorable as could have been received from disinterested third parties. As of June 27, 1997, the remaining balance outstanding on the notes was $525,000. All balances were paid during the year ended July 3, 1998.

    During fiscal 1997, the cash value of life insurance on officers was liquidated into cash or transferred to the respective individuals at carrying value. The net proceeds to the Company totaled $5,309,214 for the year ended June 27, 1997. Prior to June 27, 1997, a shareholder purchased the corporate aircraft from the Company for approximately $898,000 in cash resulting in no gain or loss to the Company.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In connection with the transactions on February 27, 1997, Holdings entered into an agreement with an affiliate of the Company to render services to the Company including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. In connection with the transactions, the Company paid the affiliate $3.25 million pursuant to the terms of the affiliate agreement during 1997. These fees are included as deferred financing costs in the accompanying financial statements. In addition, the Company incurred consulting fees totaling $166,667 and $500,000 for the years ended June 27, 1997 and July 3, 1998, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.

    Effective upon the consummation of the transactions on February 27, 1997, Holdings entered into a noncompete agreement with a shareholder. In exchange for the covenant not to compete, the shareholder will be paid $250,000 per annum for a period of ten years. For the years ended June 27, 1997 and July 3, 1998, $83,333 and $250,000, respectively, of expense related to this agreement was included in general and administrative expenses in the accompanying consolidated financial statements.

    The Subordinated Notes, as described in Note 6 to the financial statements, were issued to an affiliate of the Jordan Company. Interest expense paid and accrued to the Jordan Company affiliate totaled $517,000 and $493,000, respectively, as of and for the year ended June 27, 1997 and $1,141,667 paid during the year ended July 3, 1998.

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
GFSI Holdings, Inc. and subsidiary
Lenexa, Kansas

     We have audited the consolidated financial statements of GFSI Holdings, Inc. and subsidiary as of July 3, 1998 and June 27, 1997, and for each of the three years in the period ended July 3, 1998, and have issued our report thereon dated August 21, 1998. Our audits also included the financial statement schedule which follows. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 21, 1998

                                                                      SCHEDULE I



                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                              PARENT COMPANY ONLY

                                BALANCE SHEETS
                        July 3, 1998 and June 27, 1997



                                                                   June 27,       July 3,
ASSETS                                                               1997          1998
------                                                             --------       --------
Current assets:
    Cash.............................................         $           -  $     14,682
    Accounts receivable, net ............................            18,185             -
    Income tax receivables...............................           137,750     1,353,030
                                                              -------------  ------------
                                                                    155,935     1,367,712
Deferred tax assets......................................           259,271             -
Deferred financing costs.................................           343,583       294,769
                                                              -------------  ------------
                                                              $     758,789  $  1,662,481
                                                              =============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities--accrued expenses....................     $     483,333  $    413,708
Negative investment in GFSI, Inc..........................      121,410,587   109,627,289
Long-term debt............................................       25,000,000    54,300,683
Redeemable preferred stock................................       28,080,000     4,135,725
Stockholders' deficit:
         Common stock.....................................               20            20
         Accumulated deficit..............................     (173,426,651) (166,814,944)
         Notes receivable from stockholders...............         (788,500)            -
                                                              -------------  -------------
                    Total stockholders' deficit...........     (174,215,131) (166,814,944)
                                                              ============== =============
                                                               $    758,789  $  1,662,481
                                                              =============  =============

                                                                      SCHEDULE I



                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                              PARENT COMPANY ONLY

                             STATEMENTS OF INCOME
                          Year ended July 3, 1998 and
           Period from February 27, 1997 (Date operations commenced)
                               to June 27, 1997



                                                                            Period from                  Year
                                                                          February 27, 1997-             Ended
                                                                           June 17, 1997              July 3, 1998
                                                                       ---------------------          ------------
General and administrative expenses..................................      $             -           $     (1,336)
Other income ........................................................               18,185                 11,680
Interest expense.....................................................           (1,010,737)            (4,986,383)
                                                                                -----------            -----------
Loss before income taxes, extraordinary item and equity in net income
     of GFSI, Inc....................................................             (992,552)            (4,976,039)
Income tax benefit...................................................              397,021              1,990,416
                                                                                ----------             -----------
Loss before extraordinary item and equity in net income
     of GFSI, Inc....................................................             (595,531)            (2,985,623)
Extraordinary loss, net of tax benefit of $135,000...................                    -               (202,929)
                                                                                  ---------            -----------
Loss before equity in net income of GFSI, Inc........................             (595,531)            (3,188,552)
Equity in net income of GFSI, Inc....................................           24,611,530             11,136,465
                                                                                ----------             -----------
Net income...........................................................           24,015,999              7,947,913
Preferred stock dividends............................................           (1,080,000)            (1,336,205)
                                                                                ----------             -----------
Net income attributable to common shareholders.......................        $  22,935,999           $   6,611,708
                                                                             =============           =============

                                                                      SCHEDULE I




                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                              PARENT COMPANY ONLY

                           STATEMENTS OF CASH FLOWS
                          Year ended July 3, 1998 and
           Period from February 27, 1997 (Date operations commenced)
                               to June 27, 1997


                                                                               Period from             Year
                                                                            February 27, 1997-        Ended
                                                                              June 17, 1997        July 3, 1998
                                                                            -----------------   ----------------
Cash flows from operating activities:
Net income...............................................................        $ 24,015,999     $  7,947,913
Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred tax provision...........................................            (259,271)               -
        Equity in net income of GFSI, Inc................................         (24,611,530)     (11,136,465)
        Distributions received from GFSI, Inc............................             870,987        1,141,667
        Amortization of deferred financing costs.........................                   -           27,364
        Amortization of discount on long-term debt.......................                   -        4,300,683
        Extraordinary loss...............................................                   -          338,215
Changes in:
              Accounts receivable........................................             (18,185)          18,185
              Income tax receivable......................................            (138,750)      (1,215,280)
              Accrued expenses...........................................             483,333         (350,105)
              Deferred income taxes......................................                   -          259,271
                                                                                  -----------       ----------
                     Net cash provided by operating activities...........             343,583        1,331,448
Cash flows from investing activities--Equity contribution to GFSI, Inc.           (49,938,963)               -
                                                                                  ------------      ----------
                     Net cash used in investing activities...............         (49,938,963)               -
                                                                                  ------------      ----------
Cash flows from financing activities:
     Issuance of subordinated notes......................................          25,000,000                -
     Issuance of redeemable preferred stock..............................          27,000,000                -
     Issuance of common stock, net of offering costs.....................          (2,061,037)               -
     Capital contribution to GFSI, Inc...................................                   -       (1,000,000)
     Cash paid for financing costs.......................................            (343,583)        (316,766)
                                                                                   -----------      -----------
                      Net cash provided by (used in) financing activities          49,595,380       (1,316,766)
                                                                                  ------------      -----------
Net increase in cash.....................................................               --              14,682
                                                                                  ------------      -----------
Cash, beginning of period................................................               --                 -
                                                                                  -------------     -----------
Cash, end of period......................................................        $      --        $     14,682
                                                                                  =============     ===========
Supplemental schedule of non-cash financing activities:
     Exchange of subordinated notes and preferred stock for discount
           notes.........................................................                         $ 50,000,000
                                                                                                  ============
     Accrual of preferred stock dividends................................                         $  1,336,205
                                                                                                  ============

                                   PART III

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 10 - Directors and Executive Officers

The following sets forth the names and ages of Holdings' directors and executive officers and the positions they hold as of the date of this annual report:

              Name               Age    Position with Company
              ----               ---    ---------------------
Robert M. Wolff..............     63    Chairman
John L. Menghini.............     48    President, Chief Operating Officer and Director
Robert G. Shaw...............     47    Senior Vice President, Finance and Human Resources and Director
Larry D. Graveel.............     49    Senior Vice President, Merchandising and Director
Michael H. Gary..............     45    Senior Vice President, Sales Administration
A. Richard Caputo, Jr........     32    Director
John W. Jordan II............     50    Director
David W. Zalaznick...........     44    Director

     Set forth below is a brief description of the business experience of each director and executive officer of Holdings including each person's principal occupations and employment during the past five years, the name and principal business of any corporation or other organization in which such occupations and employment were carried on and whether such corporation or organization is a parent, subsidiary or other affiliate of the registrant.

     Robert M. Wolff has served as Chairman of the Company since its inception in 1974.

     John L. Menghini has served as President, Chief Operating Officer and a director of the Company since 1984. Prior to that, Mr. Menghini served as a merchandise manager of the Company since 1977.

     Robert G. Shaw has served as Senior Vice President, Finance and Human Resources and a director of the Company since 1993. Prior to that, Mr. Shaw held several management positions with the Company since 1976, including Vice President of Finance.

     Larry D. Graveel has served as a director of the Company since February 1997 and as Senior Vice President, Merchandising of the Company since 1993. Prior to that, Mr. Graveel served as a merchandising manager of the Company since 1984.

     Michael H. Gary has served as Senior Vice President, Sales Administration of the Company since 1993. Prior to that, Mr. Gary held several management positions in sales administration with the Company since 1982.

     A. Richard Caputo, Jr. has served as a director of the Company since February 1997. Mr. Caputo is a managing director of TJC, a private merchant banking firm, with which he has been associated since 1990. Mr. Caputo is also a director of AmeriKing, Inc. and Jackson Products, Inc. as well as other privately held companies.

     John W. Jordan II has served as a director of the Company since February 1997. Mr. Jordan has been a managing director of TJC since 1982. Mr. Jordan is also a director of Jordan Industries, Inc., Carmike Cinemas, Inc., American Safety Razor Company, Apparel Ventures, Inc., AmeriKing, Inc., Jordan Telecommunication Products, Inc., Motors and Gears, Inc., Jackson Products, and Rockshox, Inc. as well as other privately held companies.

     David W. Zalaznick has served as a director of the Company since February 1997. Mr. Zalaznick has been a managing director of TJC since 1982. Mr. Zalaznick is also a director of Jordan Industries, Inc., Carmike Cinemas, Inc., American Safety Razor Company, Apparel Ventures, Inc., Marisa Christina, Inc., AmeriKing, Inc., Jordan Telecommunications Products, Inc., Motors and Gears, Inc. and Jackson Products, Inc. as well as other privately held companies.

Stockholders Agreement

     In connection with the Acquisition, Holdings, the Management Investors and the Jordan Investors entered into a subscription and stockholders agreement (the "Stockholders Agreement") which sets forth certain rights and restrictions relating to the ownership of Holdings stock and agreements among the parties thereto as to the governance of Holdings.

     The Stockholders Agreement contains material provisions which, among other things and subject to certain exceptions, including any restrictions imposed by applicable law or by the Company's debt agreements, (i) provide for put and call rights in the event a Stockholder (as defined therein) is no longer employed by the Company, (ii) restrict the ability of all Stockholders to transfer their respective ownership interests, other than with respect to transfers to Permitted Transferees (as defined therein), including rights of first refusal and tag along rights held by each of the remaining stockholders, (iii) grant drag along rights to Selling Stockholders (as defined therein) in which the holders of 75% or more of the common stock of Holdings who agree to transfer their stock in an arms-length transaction to a nonaffiliated party may require the remaining stockholders to sell their stock on the same terms and conditions and (iv) grant each Stockholder piggyback registration rights to participate in certain registrations initiated by the Company.

     The Stockholders Agreement also contains certain material governance provisions which, among other things, (i) provide for the election of three directors (the "Management Directors") nominated by the Management Investors, three directors (the "Jordan Directors") nominated by the Jordan Investors and one director nominated by the Stockholders, (ii) prohibit the removal of the Management Directors other than by the Management Investors or the Jordan Directors other than by the Jordan Investors and (iii) require the approval of at least five directors of certain fundamental transactions affecting Holdings or GFSI, including any proposed dissolution, amendment to the certificate of incorporation or by-laws or merger, consolidation or sale of all or substantially all of the assets of the Company. The provisions described under "Stockholders Agreement" represent all of the material provisions of such agreement.


Board of Directors

     Liability Limitation. The Certificate of Incorporation provides that a director of Holdings shall not be personally liable to it or its stockholders for monetary damages to the fullest extent permitted by the Delaware General Corporation Law. In accordance with the Delaware General Corporation Law, the Certificate of Incorporation does not eliminate or limit the liability of a director for acts or omissions that involve intentional misconduct by a director or a knowing violation of law by a director for voting or assenting to an unlawful distribution, or for any transaction from which the director will personally receive a benefit in money, property, or services to which the director is not legally entitled. The Delaware General Corporation Law does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his duty of care. Any amendment to these provisions of the Delaware General Corporation Law will automatically be incorporated by reference into the Certificate of Incorporation and the Bylaws, without any vote on the part of its stockholders, unless otherwise required.

     Indemnification Agreements. Simultaneously with the consummation of the Offering, Holdings and each of its directors entered into indemnification agreements. The indemnification agreements provide that Holdings will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of Holdings) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of Holdings, or serving at the request of Holdings in any other capacity for or on behalf of Holdings; provided that (i) such director acted in good faith and in a manner not opposed to the best interest of Holdings, (ii) with respect to any criminal proceedings had no reasonable cause to believe his or her conduct was unlawful, (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to Holdings, unless the court views in light of the circumstances the director is nevertheless entitled to indemnification, and (iv) the indemnification does not relate to any liability arising under Section 16(b) of the Exchange Act, or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of Holdings, directors may also be indemnified to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of Holdings.

     Director Compensation. Each director of Holdings receives $20,000 per year for serving as a director of Holdings. In addition, Holdings reimburses directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

Item 11 - Executive Compensation

     The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's top five executive officers for services rendered to the Company during each of the three most recent fiscal years. The executive officers include Robert M. Wolff, Chairman, John
L. Menghini, President and Chief Operating Officer, Robert G. Shaw, Senior Vice President, Finance and Human Resources, Larry D. Graveel, Senior Vice President, Merchandising and Michael H. Gary, Senior Vice President, Sales Administration.

                                            Fiscal                                    Other Annual
Position                                     Year        Salary        Bonus      Compensation (1)
--------                                    ------    ------------  -----------   ----------------
Robert M. Wolff........................     1998        $  155,000      $    --        $        --
     Chairman                               1997           147,498           --             16,822
                                            1996           240,000           --             40,019
John L. Menghini.......................     1998           250,000      422,750              7,040
     President and Chief                    1997           249,038      300,000             14,773
     Operating Officer                      1996           225,000      300,000             31,136
Robert G. Shaw.........................     1998           160,000      194,112              7,040
     Senior Vice President and              1997           159,615      120,000             14,773
     Chief Financial Officer                1996           150,000      120,000             31,353
Larry D. Graveel.......................     1998           180,000      201,060              7,040
     Senior Vice President                  1997           179,615      120,000             17,809
                                            1996           170,000      120,000             27,416
Michael H. Gary........................     1998           180,000      194,112              7,040
     Senior Vice President                  1997           185,769      120,000             18,973
                                            1996           150,000      120,000             28,579

(1) Other annual compensation consists of car allowances, profit sharing, group medical benefits and individual beneficiary life insurance premiums paid by the Company.


Incentive Compensation Plan

      The Company adopted an incentive compensation plan (the "Incentive Plan"), for senior executives during the fiscal year ended July 3, 1998. The Incentive Plan provides for annual cash bonuses payable based on a percentage of EBIT (as defined in the Incentive Plan) if certain EBIT targets are met.

Item 12 - Security Ownership and Certain Beneficial Owners and Management

      The table below sets forth certain information regarding beneficial ownership of the common stock of Holdings held by (i) each of its directors and executive officers who own shares of common stock of Holdings, (ii) all directors and executive officers of Holdings as a group and (iii) each person known by Holdings to own beneficially more than 5% of its common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Holdings as beneficially owned by them, except as otherwise noted.

                                                                         Amount of Beneficial
                                                                              Ownership
                                                                        ------------------------
                                                                        Number of     Percentage
                                                                          Shares        Owned
                                                                          ------        -----
Executive Officers and Directors:
Robert M. Wolff (2)(3)......................................               60.0         3.0%
John L. Menghini (2)(4).....................................              257.0         12.9
Robert G. Shaw (2)(5).......................................              235.0         11.8
Larry D. Graveel (2)(6).....................................              110.0          5.5
Michael H. Gary (2)(7)......................................              110.0          5.5
John W. Jordan II (8)(9)....................................            78.3125          3.9
David W. Zalaznick(8).......................................            78.3125          3.9
A. Richard Caputo, Jr. (8)..................................               50.0          2.5
All directors and executive officers as a group (8 persons).            978.625         48.9
Other Principal Stockholders:
JZ Equity Partners PLC (10).................................              500.0         25.0
Leucadia Investors, Inc. (11)...............................              125.0          6.3

-------------

(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of July 3, 1998, there were 2,000 shares of common stock of Parent issued and outstanding.
(2) The address of each of Messrs. Wolff, Menghini, Shaw, Graveel and Gary is c/o GFSI, Inc., 9700 Commerce Parkway, Lenexa, Kansas 66219.
(3) All shares are held by the Robert M. Wolff Trust, of which Mr. Wolff is a trustee.
(4) 197 shares are held by the John Leo Menghini Revocable Trust, of which Mr. Menghini is a trustee. The remaining 60 shares are held in trust for family members of Mr. Menghini.
(5) 175 shares are held by the Robert Shaw Living Trust, of which Mr. Shaw is a trustee. The remaining 60 shares are held by Robert Shaw as custodian of family members.
(6) All shares are held by the Larry D. Graveel Revocable Trust, of which Mr. Graveel is a trustee.
(7) 90 shares are held by Michael H. Gary Revocable Trust, of which Mr. Gary is a trustee. The remaining 20 shares are held in trust for family members of Mr. Gary.
(8) The address of each of Messrs. Jordan, Zalaznick and Caputo is c/o The Jordan Company, 767 Fifth Avenue, New York, NY 10153.
(9) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee.
(10)   The principal address of JZ Equity Partners PLC is c/o
       Jordan/Zalaznick Capital Company, 767 Fifth Avenue, New York, NY 10153.
(11) The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, NY 10010.

Item 13 - Certain Relationships and Related Transactions

      Wolff Employment Agreement. In connection with the acquisition of Winning Ways, Inc., the Company entered into an Employment Agreement with Robert M. Wolff (the "Wolff Employment Agreement"). Pursuant to the Wolff Employment Agreement, Mr. Wolff will serve as Chairman of the Company for a ten-year period ending on the tenth anniversary of the Acquisition. In exchange for his services, the Company will compensate Mr. Wolff with a base salary of $140,000 per annum, subject to annual increases set forth in the Wolff Employment Agreement, to provide him with certain employee benefits comparable to that received by other Company senior executives, including the use of Company cars, and to reimburse him for expenses incurred in connection with the performance of his duties as Chairman. In the event that Mr. Wolff no longer provides services to the Company due to his dismissal for Cause (as defined in the Wolff Employment Agreement), he will no longer be entitled to any compensation from the Company as of the date of his dismissal, subject to certain rights of appeal.


      Wolff Noncompetition Agreement. In connection with the Acquisition of Winning Ways, Holdings entered into a Noncompetition Agreement with Robert M. Wolff (the "Wolff Noncompetition Agreement"). Pursuant to the Wolff Noncompetition Agreement, Mr. Wolff will not, directly or indirectly, (i) (a) engage in or have any active interest in any sportswear or activewear business comparable to that of the Company for (b) sell to, supply, provide goods or services to, purchase from or conduct business in any form with the Company or Holdings for a ten-year period ending on the tenth anniversary of the Acquisition, (ii) disclose at any time other than to the Company or Holdings any Confidential Information (as defined in the Wolff Noncompetition Agreement) and
(iii) engage in any business with the Company or Holdings through an affiliate for as long as Mr. Wolff or any member of his family is the beneficial owner of Holdings' capital stock. In exchange for his covenant not to compete, Holdings will pay Mr. Wolff $250,000 per annum for a period of ten years. In the event that the Wolff Noncompetition Agreement is terminated for Cause (as defined in the Wolff Noncompetition Agreement), Holdings will no longer be obligated to make any payment to Mr. Wolff, but Mr. Wolff will remain obligated to comply with the covenants set forth in the Wolff Noncompetition Agreement until its expiration on the tenth anniversary of the Acquisition.

      Indemnification Agreements. In connection with the Acquisition of Winning Ways, the Company and each of its directors entered into indemnification agreements. The indemnification agreements provide that the Company will indemnify the directors against certain liabilities (including settlements) and expenses actually and reasonably incurred by them in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which any of them is, or is threatened to be, made a party by reason of their status as a director, officer or agent of the Company, or serving at the request of the Company in any other capacity for or on behalf of the Company; provided that (i) such director acted in good faith and in a manner not opposed to the best interest of the Company, (ii) with respect to any criminal proceedings had no reasonable cause to believe his or her conduct was unlawful, (iii) such director is not finally adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Company, unless the court views in light of the circumstances the director is nevertheless entitled to indemnification, and (iv) the indemnification does not relate to any liability arising under Section 16(b) of the Exchange Act, or the rules or regulations promulgated thereunder. With respect to any action brought by or in the right of the Company, directors may also be indemnified to the extent not prohibited by applicable laws or as determined by a court of competent jurisdiction against expenses actually and reasonably incurred by them in connection with such action if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of the Company.

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report:

(1)   Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing in
Item 8, which Index is incorporated herein by reference.

(2)   Financial Statement Schedule

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements and supplementary data or is considered immaterial.


(3)   Exhibits

      A list of the exhibits included as part of this Form 10-K is set forth below.


                                 EXHIBIT INDEX


Exhibit
Number      Description                                                                                   Page
------      -----------                                                                                   ----
  1         Purchase Agreement, dated September 17, 1997, by and among GFSI Holdings, Inc.
            and Donaldson, Lufkin & Jenrette Securities Corporation.                                       *

  2.1       Agreement for Purchase and Sale of Stock, dated January 24, 1997, among GFSI Holdi  s, Inc.,
            GFSI, Inc. and the Shareholders of Winning Ways, Inc.                                          *

  2.2       Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated February 27, 1997,
            among GFSI Holdings, Inc., GFSI, Inc. and the Shareholders of Winning Ways, Inc.               *

  3.1       Certificate of Incorporation of GFSI Holdings, Inc.                                            *

  3.2       Bylaws of GFSI Holdings, Inc.                                                                  *

  4.1       Indenture, dated September 17, 1997, between GFSI Holdings, Inc. and State Street Bank
            and Trust Company as Trustee                                                                   *

  4.2       Global Series A Senior Discount Note                                                           *

  4.4.      Registration Rights Agreement, dated September 17, 1997, by and among GFSI Holdings, Inc.
            and Donaldson, Lufkin & Jenrette Securities Corporation                                        *

  4.5       Subscription and Stockholders Agreement, dated February 27, 1997, by and among GFSI Holdings,
            Inc. and the investors listed thereto                                                          *

  10.1      Credit Agreement, dated February 27, 1997, by and among GFSI, Inc., the lenders listed thereto and The First National Bank of Chicago,
            as Agent                                                                                       *

  10.2      Amendment No. 1 to Credit Agreement, dated September 17, 1997, by and among GFSI, Inc.,
            the lenders listed thereto and The First National Bank of Chicago, as Agent                    *

  10.3      Tax Sharing Agreement, dated February 27, 1997, between GFSI, Inc. and
            GFSI Holding Inc.                                                                              *

  10.4      Management Consulting Agreement, dated February 27, 1997, between GFSI Holdings, Inc.
            and TJC Management Corporation                                                                 *

  10.5      Employment Agreement, dated February 27, 1997, between GFSI, Inc. and Robert M. Wo             *

  10.6      Noncompetition Agreement, dated February 27, 1997, between GFSI Holdings, Inc. and
            Robert M. Wolff                                                                                *

  10.7      Form of Indemnification Agreement, dated February 27, 1997, between GFSI Holdings, Inc.
            and its director and executive officers                                                        *

Exhibit
Number      Description                                                                                   Page
------      -----------                                                                                   ----
  10.8      Form of Promissory Note, dated February 27, 1997, between GFSI Holdings, Inc. and
            the Management Investors                                                                       *

  12        Statement re: Computation of Ratios                                                            47

  23        Consent of Deloitte & Touche LLP                                                               *

  25        Statement of Eligibility of Trustee                                                            *

  27        Financial Data Schedule                                                                        48

* Incorporated by reference to the exhibits filed with the Registration Statement on Form S-4 of Holdings filed with the Securities and Exchange Commission on December 17, 1997 (Commission File No. 333-38951) and all supplements thereto.

(b)        Reports on Form 8-K

None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 25, 1998.

                                GFSI HOLDINGS, INC.

                          By:      /s/   JOHN L. MENGHINI
                          ---------------------------------------
                                         John L. Menghini
                      President, Chief Operating Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 25, 1998.

        Signatures                           Title
        ----------                           ------
   /s/   ROBERT M. WOLFF                     Chairman and a Director
------------------------------------
         Robert M. Wolff


   /s/   JOHN L. MENGHINI                   President, Chief Operating Officer and a Direc
------------------------------------        (Principal Executive Officer)
         John L. Menghini


   /s/   ROBERT G. SHAW                     Senior Vice President, Finance and a Director
------------------------------------        (Principal Financial and Accounting Officer)
         Robert G. Shaw


   /s/   LARRY D. GRAVEEL                   Senior Vice President, Merchandising and a
------------------------------------        Director
         Larry D. Graveel


   /s/   A. RICHARD CAPUTO, JR.             Vice President and a Director
------------------------------------
         A. Richard Caputo, Jr.


   /s/   JOHN W. JORDAN II                  Director
------------------------------------
         John W. Jordan II


   /s/   DAVID W. ZALAZNICK                 Director
------------------------------------
         David W. Zalaznick