Form 10-Q
period 1998-09-30
GFSI HOLDINGS INC
filed 1998-11-13
CIK 1036180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998
                               ---------------

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number                        333-38951
                       --------------------------------

                              GFSI HOLDINGS, INC.
                              -------------------
              (Exact name of registrant specified in its charter)


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

Common stock, $0.01 par value per share - 2,000 shares issued and outstanding as of November 1, 1998

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 2, 1998
                                     INDEX



                                                                   Page
                                                                   ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              Consolidated Balance Sheets                            3
              Consolidated Statements of Income                      4
              Consolidated Statements of Cash Flows                  5
              Notes to Consolidated Financial Statements             6


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                             9

PART II - OTHER INFORMATION                                         13

SIGNATURE PAGE                                                      14

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                       July 3,    October 2,
                                                                         1998        1998
                                                                      ----------  -----------
ASSETS
Current assets:
     Cash & cash equivalents                                          $   1,361    $   3,591
     Accounts receivable, net                                            27,664       37,162
     Inventories, net                                                    44,298       43,406
     Prepaid expenses and other current assets                            1,484        1,050
     Deferred income taxes                                                1,679        1,709
                                                                      ---------    ---------
Total current assets                                                     76,486       86,918
Property, plant and equipment, net                                       21,243       21,000
Other assets:
     Deferred financing costs, net                                        8,798        8,503
     Other                                                                    5            5
                                                                      ---------    ---------
Total assets                                                          $ 106,532    $ 116,426
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                 $   8,409    $   7,651
     Accrued interest expense                                             4,521        1,677
     Accrued expenses                                                     8,918        9,122
     Income taxes payable                                                    --        1,418
     Current portion of long-term debt                                    5,050        5,426
                                                                      ---------    ---------
Total current liabilities                                                26,898       25,294
Deferred income taxes                                                     1,234        1,234
Revolving credit agreement                                                5,600       14,900
Other long-term obligations                                                 300          150
Long-term debt, less current portion                                    235,179      234,955
Redeemable preferred stock                                                4,136        4,242
Stockholders' equity (deficiency):
     Common stock, $.01 par value, 2,000 shares authorized, issued
         and outstanding at October 2, 1998 and July 3, 1998                 --           --
     Additional paid-in capital                                             200          200
     Accumulated deficiency                                            (167,015)    (164,549)
                                                                      ---------    ---------
Total stockholders' equity (deficiency)                                (166,815)    (164,349)
                                                                      ---------    ---------
Total liabilities and stockholders' equity (deficiency)               $ 106,532    $ 116,426
                                                                      =========    =========

NOTE: The consolidated balance sheet at July 3, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                                   Quarter Ended
                                                   September 26,   October 2,
                                                        1997          1998
                                                   --------------  -----------
Net sales                                                $60,362      $60,045
Cost of sales                                             33,539       34,272
                                                         -------      -------
Gross profit                                              26,823       25,773

Operating expenses:
     Selling                                               6,505        6,442
     General and administrative                            6,840        8,734
                                                         -------      -------
                                                          13,345       15,176
                                                         -------      -------

Operating income                                          13,478       10,597

Other income (expense):
     Interest expense                                     (5,575)      (6,331)
     Other, net                                               12           35
                                                         -------      -------
                                                          (5,563)      (6,296)
Income before income taxes & extraordinary item          -------      -------
                                                           7,915        4,301

Provision for income taxes                                 3,245        1,729
                                                         -------      -------

Income before extraordinary item                           4,670        2,572

Extraordinary item, net tax benefit of $135                  203           --
                                                         -------      -------

Net income                                                 4,467        2,572
Preferred stock dividends                                   (794)        (106)
                                                         -------      -------

Net income attributable to common shareholders           $ 3,673      $ 2,466
                                                         =======      =======


See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                            Quarter Ended
                                                                            September 26,   October 2,
                                                                                 1997          1998
                                                                            --------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  4,467      $ 2,572
Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation                                                                     706          765
     Amortization of deferred financing costs                                         298          295
     Gain on sale or disposal of property, plant and equipment                         --          (28)
     Deferred income taxes                                                            353          (29)
     Amortization of discount on long-term debt                                        --        1,418
     Extraordinary loss on early extinguishment of debt                               338           --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                     (15,388)      (9,499)
     Inventories, net                                                                 472          892
     Prepaid expenses, other current assets and other assets                          307          435
     Income taxes payable                                                           2,756        1,418
     Accounts payable, accrued expenses and other
        long-term obligations                                                      (4,497)      (3,549)
                                                                                 --------      -------
Net cash used in operating activities                                             (10,188)      (5,310)
                                                                                 --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of property, plant and equipment                              39          183
     Purchases of property, plant and equipment                                      (419)        (678)
                                                                                 --------      -------
Net cash used in investing activities                                                (380)        (495)
                                                                                 --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net changes to short-term borrowings and revolving credit agreement            9,000        9,300
     Proceeds from long-term debt                                                      --           --
     Payments on long-term debt                                                        --       (1,265)
     Cash paid for financing costs                                                   (261)          --
     Redemption of note receivable from sale of stock                                 788           --
                                                                                 --------      -------
Net cash provided by financing activities                                           9,527        8,035
                                                                                 --------      -------
Net increase (decrease)  in cash and cash equivalents                              (1,041)       2,230
Cash and cash equivalents at beginning of period                                    1,117        1,361
                                                                                 --------      -------
Cash and cash equivalents at end of period                                       $     76      $ 3,591
                                                                                 ========      =======
Supplemental cash flow information
     Interest paid                                                               $  6,677      $ 7,430
                                                                                 ========      =======
     Income taxes paid                                                                 --      $    33
                                                                                 ========      =======
Supplemental schedule of non-cash financing activities:
     Accrual of preferred stock dividends                                        $    794      $   106
                                                                                 ========      =======

See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 2, 1998

1.   Basis of Presentation
     ---------------------

  The accompanying unaudited consolidated financial statements of GFSI Holdings, Inc. ("Holdings" or the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, GFSI, Inc. ("GFSI"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended July 3, 1998 included in the Company's Annual Report on Form 10-K.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  The aggregate purchase price for Winning Ways was $242.3 million, consisting of $173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) The Jordan Company, its affiliates and JZEP PLC (collectively the "Jordan Investors") invested $52.2 million in Holdings and Holdings contributed $51.4 million of this amount to GFSI (the "Equity Contribution");
(ii) GFSI entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at closing; and (iii) GFSI issued $125.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes") which were purchased by institutional investors through a Rule 144A private placement. The Equity Contribution was comprised of (i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings, and (iii) a contribution of $25.0 million from a Jordan Investor to Holdings in exchange for subordinated notes of Holdings (the "Holdings Subordinated Notes"). Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.

  Subsequent to the recapitalization transactions described above, GFSI became a wholly owned subsidiary of Holdings. Holdings is dependent upon the cash flows of the GFSI to provide funds to enable Holdings to pay consolidated income taxes, fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of GFSI and to provide funds to service the indebtedness represented by the $50.0 million of Holdings Series B Senior Discount Notes due 2009. Holdings Series B Discount Notes do not have an annual cash flow requirement until 2005. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

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

4.   New Accounting Standards
     ------------------------

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining what impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

  The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended July 3, 1998. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

  The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands):


                            QUARTER ENDED
                          SEPTEMBER 26, 1997           OCTOBER 2, 1998
                       -------------------------------------------------

Resort                  $18,684      31.0%             17,256      28.7%

Corporate                16,569      27.4%             19,257      32.1%

College Bookstore        19,342      32.0%             18,193      30.3%

Sports Specialty          3,601       6.0%              3,270       5.4%

Event 1                                                   178        .3%

Other                     2,166       3.6%              1,891       3.2%
                        -------                       -------

Total                   $60,362                       $60,045
                        =======                       =======


RESULTS OF OPERATIONS

  The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters ended September 26, 1997 and October 2, 1998.


                            QUARTER ENDED
                            SEPTEMBER 26,   OCTOBER 2,
                                 1997          1998
                            --------------  -----------

Net sales                       100.0%        100.0%

Gross profit                     44.4          42.9

EBITDA                           23.5          18.9

Operating income                 22.3          17.7

  EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company herein for further information.


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED OCTOBER 2, 1998 AND SEPTEMBER 26, 1997.

     Net Sales. Net sales for the first quarter of fiscal 1999, the three months ended October 2, 1998, decreased .5% to $60.0 million from $60.4 million in the first quarter of fiscal 1998. The decrease in net sales primarily reflects decreases in net sales at the Company's Resort, College Bookstore and Sports Specialty divisions of 7.6%, 5.9% and 9.2% respectively. These decreases in net sales were partially offset by an increase in net sales in the Company's Corporate division of 16.2% and the Event 1 subsidiary sales of $178,000 for the quarter ended October 2, 1998.

     Gross Profit. Gross profit for the first quarter of fiscal 1999 decreased 3.9% to $25.8 million from $26.8 million in the first quarter of fiscal 1998. The decrease in gross profit is primarily a result of the net sales decrease described above and an increase in production costs during the first quarter of fiscal year 1999 due primarily to a change in the production mix to more
embroidered units which are more costly to produce.   For the first quarter of
fiscal 1999, gross profit as a percentage of net sales decreased to 42.9% compared to 44.4% in the first quarter of fiscal 1998.

     Operating Expenses. Operating expenses for the first quarter of fiscal 1999 increased 13.7% to $15.2 million from $13.3 million in the first quarter of fiscal 1998. Increases in operating expenses are primarily attributable to increased staffing levels, and costs associated with Event 1 activities. Operating expenses as a percentage of net sales increased to 25.3% from 22.0% in the prior year first quarter.

     EBITDA. EBITDA for the first quarter of fiscal 1999 decreased 19.8% to $11.4 million from $14.2 million in the first quarter of fiscal 1998. The decrease for the period is primarily a result of the decrease in net sales and related gross profit and the increase in operating expenses, as described above. EBITDA as a percentage of net sales decreased to 18.9% from 23.5% in the first quarter of fiscal 1998.

     Operating Income. Operating income for the first quarter of fiscal 1999 decreased 21.3% to $10.6 million from $13.5 million in the first quarter of fiscal 1998. The decrease is attributable to the changes in gross profit and the increase in operating expenses described above. Operating income as a percentage of net sales deceased for the first quarter of fiscal 1999 to 17.7% from 22.3% in fiscal 1998.

     Other Income (Expense).   Other expense for the first quarter of fiscal
1999 increased to $6.3 million from $5.6 million in the first quarter of fiscal 1998. The increase for the period is primarily a result of increased interest expense associated with borrowings under the Company's $115 million Credit Agreement and the issuance of the Holdings Discount Notes in October 1997. The effect of derivative financial instruments serves to minimize unplanned changes in interest expense due to changes in interest rates. As such, interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

     Income Taxes. The effective income tax rates for the quarters ended October 2, 1998 and September 26, 1997 were 40.2% and 41.0%, respectively.

     Net Income.   Net income for the first quarter of fiscal 1999 was $2.6
million compared to $4.7 million in the first quarter of fiscal 1998. LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operating activities for the first quarter of fiscal 1999 was $5.3 million compared to $10.2 million in the first quarter of fiscal 1998. The change in cash used in operating activities between the two periods resulted from a decrease in net income for the period and changes in working capital account balances during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

  Cash used in investing activities in the first quarter of fiscal 1999 was $495,000 compared to $380,000 in the first quarter of 1998. The cash used in both periods was related to acquisitions of property, plant and equipment.

  Cash provided by financing activities for the first quarter of fiscal 1999 was $8.0 million compared to $9.5 million in the first quarter of fiscal 1998. Cash flows from borrowings under the revolving credit agreement were relatively consistent during the two periods, however, during the first quarter of fiscal 1998 the Company also received $788,000 on the redemption of a stockholder note receivable.

  The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities
in 2007, although no assurance can be given in this regard.   Under the Credit
Agreement, the Revolver provides $50 million of revolving credit availability (of which $14.9 million was outstanding as of October 2, 1998 and approximately $18.1 million was utilized for outstanding commercial and stand-by letters of credit).

  Holdings is dependent upon the cash flows of GFSI to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Holdings will be dependent on the Company to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.


DERIVATIVE AND MARKET RISK DISCLOSURE

  The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments, including an interest rate swap and an interest rate cap agreement are used by the Company to manage its exposure on variable rate debt obligations. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt to manage its exposure to interest rate changes. The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate swap or cap agreement or to the extent, in the case of the revolving credit agreement, that balances are outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.



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



SEASONALITY AND INFLATION

  The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from these customers. Sales and profitability at the Company's Resort, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are
expected to decline.   Cash requirements of Event 1 are anticipated to be
seasonal, with increasing sales and profitability in the third and fourth quarters of fiscal years.

  The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

There has been no change to matters discussed in Business-Legal Proceedings in Holdings' Form 10-K as filed with the Securities and Exchange Commission on September 25, 1998.

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


GFSI HOLDINGS, INC.
November 13, 1998
                       /s/ ROBERT G. SHAW
                       _________________________________________________
                       Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer