Form 10-Q
period 1999-01-01
GFSI HOLDINGS INC
filed 1999-02-12
CIK 1036180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

          (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1999.
                              -----------------

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number                333-38951
                       ------------------------

                              GFSI HOLDINGS, INC.
                              -------------------
              (Exact name of registrant specified in its charter)


        Delaware                                        74-2810744
-------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Common stock, $0.01 par value per share - 2,000 shares issued and outstanding as of February 1, 1999.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended January 1, 1999
                                     INDEX



                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           Consolidated Balance Sheets                                  3
           Consolidated Statements of Income                            4
           Consolidated Statements of Cash Flows                        5
           Notes to Consolidated Financial Statements                   6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                            9

PART II - OTHER INFORMATION                                            14

SIGNATURE PAGE                                                         15

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)



                                                                                   July 3,    January 1,
                                                                                    1998         1999
                                                                                 ----------   -----------
Assets
Current assets:
     Cash & cash equivalents                                                     $   1,361    $   5,143
     Accounts receivable, net of allowance for doubtful accounts of $636
      and $1,188, respectively                                                      27,664       35,219
     Inventories, net                                                               44,298       35,920
     Prepaid expenses and other current assets                                       1,484          986
     Deferred income taxes                                                           1,679        1,899
                                                                                 ---------    ---------
Total current assets                                                                76,486       79,167
Property, plant and equipment, net                                                  21,243       20,550
Other assets:
     Deferred financing costs, net                                                   8,798        8,207
     Other                                                                               5           10
                                                                                 ---------    ---------
Total assets                                                                     $ 106,532    $ 107,934
                                                                                 =========    =========

Liabilities and stockholders' equity (deficiency)
Current liabilities:
     Accounts payable                                                            $   8,409    $   7,819
     Accrued interest expense                                                        4,521        4,376
     Accrued expenses                                                                8,918        8,672
     Income taxes payable                                                               --          847
     Current portion of long-term debt                                               5,050        5,802
                                                                                 ---------    ---------
Total current liabilities                                                           26,898       27,516
Deferred income taxes                                                                1,234        1,342
Revolving credit agreement                                                           5,600        1,000
Other long-term obligations                                                            300          150
Long-term debt, less current portion                                               235,179      235,544
Redeemable preferred stock                                                           4,136        4,349
Stockholders' equity (deficiency):
     Common stock, $.01 par value, 2,000 shares authorized, issued
         and outstanding at July 3, 1998 and January 1, 1999                            --           --
     Additional paid-in capital                                                        200          200
     Accumulated deficiency                                                       (167,015)    (162,167)
                                                                                 ---------    ---------
Total stockholders' equity (deficiency)                                           (166,815)    (161,967)
                                                                                 ---------    ---------
Total liabilities and stockholders' equity (deficiency)                          $ 106,532    $ 107,934
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



GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)



                                                 Quarter Ended           Six Months Ended

                                            January 2,   January 1,   January 2,   January 1,
                                               1998         1999         1998         1999
                                            ----------   ----------   ----------   ----------
Net sales                                   $   56,541   $   55,377   $  116,903   $  115,422
Cost of sales                                   32,748       30,497       66,287       64,769
                                               -------      -------     --------     --------
Gross profit                                    23,793       24,880       50,616       50,653

Operating expenses:
     Selling                                     5,341        5,688       11,846       12,130
     General and administrative                  7,500        8,747       14,340       17,481
                                               -------      -------     --------     --------
                                                12,841       14,435       26,186       29,611
                                               -------      -------     --------     --------
Operating income                                10,952       10,445       24,430       21,042

Other income (expense):
     Interest expense                           (6,458)      (6,320)     (12,033)     (12,651)
     Other, net                                    (29)          25          (17)          60
                                               -------      -------     --------     --------
Income before income taxes &
     extraordinary item                         (6,487)      (6,295)     (12,050)     (12,591)
                                               -------      -------     --------     --------
                                                 4,465        4,150       12,380        8,451

Provision for income taxes                       1,834        1,662        5,079        3,391
                                               -------      -------     --------     --------
Income before extraordinary item                 2,631        2,488        7,301        5,060

Extraordinary item, net of tax
     benefit of $135                                --           --          203           --
                                               -------      -------     --------     --------

Net income                                       2,631        2,488        7,098        5,060
Preferred stock dividends                         (324)        (106)      (1,118)        (212)
                                               -------      -------     --------     --------
Net income attributable to
     common shareholders                       $ 2,307      $ 2,382     $  5,980     $  4,848
                                               =======      =======     ========     ========

See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)



                                                                                   Six Months Ended
                                                                              January 2,      January 1,
                                                                                 1998            1999
                                                                              ----------      ----------
Cash flows from operating activities:
Net income                                                                       $ 7,098         $ 5,060
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                                  1,468           1,516
     Amortization of deferred financing costs                                        593             591
     Loss on sale or disposal of property, plant and equipment                        30              71
     Deferred income taxes                                                           129            (112)
     Amortization of discount on long-term debt                                    1,388           3,064
     Extraordinary loss on early extinguishment of debt                              338              --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                     (7,357)         (7,553)
     Inventories, net                                                              3,701           8,379
     Prepaid expenses, other current assets and other assets                         570             491
     Income taxes payable                                                             25             847
     Accounts payable, accrued expenses and other
        long-term obligations                                                     (3,103)           (851)
                                                                                 -------         -------
Net cash provided by operating activities                                          4,880          11,503
                                                                                 -------         -------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                            267             183
     Purchases of property, plant and equipment                                     (885)         (1,077)
                                                                                 -------         -------
Net cash used in investing activities                                               (618)           (894)
                                                                                 -------         -------

Cash flows from financing activities:
     Net changes to short-term borrowings and revolving credit agreement          (3,000)         (4,600)
     Payments on long-term debt                                                   (2,250)         (2,227)
     Cash paid for financing costs                                                  (295)             --
     Redemption of note receivable from sale of stock                                788              --
                                                                                 -------         -------
Net cash used in financing activities                                             (4,757)         (6,827)
                                                                                 -------         -------
Net increase (decrease) in cash and cash equivalents                                (495)          3,782
Cash and cash equivalents at beginning of period                                   1,117           1,361
                                                                                 -------         -------
Cash and cash equivalents at end of period                                       $   622         $ 5,143
                                                                                 =======         =======
Supplemental cash flow information:

     Interest paid                                                               $ 9,485      $ 9,076
                                                                                 =======      =======
     Income taxes paid                                                           $ 4,788      $ 2,346
                                                                                 =======      =======
Supplemental schedule of non-cash financing activities:

     Accrual of preferred stock dividends                                        $ 1,118      $   212
                                                                                 =======      =======
     Exchange of subordinated notes and preferred stock for discount notes       $50,000
                                                                                 =======

See notes to consolidated financial statements.




                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 1, 1999

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

  The aggregate purchase price for Winning Ways was $242.3 million, consisting of

$173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) The Jordan Company, its affiliates and JZEP PLC (collectively the "Jordan Investors") invested $52.2 million in Holdings and Holdings contributed $51.4 million of this amount to GFSI (the "Equity Contribution"); (ii) GFSI entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at closing; and
(iii) GFSI issued $125.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes") which were purchased by institutional investors through a Rule 144A private placement. The Equity Contribution was comprised of (i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings, and (iii) a contribution of $25.0 million from JZEP PLC to Holdings in exchange for subordinated notes of Holdings (the "Holdings Subordinated Notes"). Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.

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

     The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands). Certain reclassifications have been made to the fiscal year 1998 data to conform to the 1999 presentation:

                                 Quarter Ended                        Six Months Ended

                     January 2, 1998     January 1, 1999     January 2, 1998     January 1, 1999
                     ---------------     ---------------     ---------------     ---------------
Resort                $15,744  27.9%     $15,276  27.6%      $ 34,428  29.4%     $ 32,532  28.2%
Corporate              21,717  38.4%      21,946  39.6%        38,286  32.8%       41,203  35.7%
College Bookstore      10,646  18.8%       9,917  17.9%        29,988  25.6%       28,110  24.4%
Sports Specialty        3,849   6.8%       3,559   6.4%         7,450   6.4%        6,829   5.9%
Event 1                 2,978   5.2%       3,355   6.1%         3,167   2.7%        3,533   3.1%
Other                   1,607   2.9%       1,324   2.4%         3,584   3.1%        3,215   2.7%
                      -------            -------             --------            --------
Total                 $56,541            $55,377             $116,903            $115,422
                      =======            =======             ========            ========

Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and six month periods ended January 2, 1998 and January 1, 1999.

                         Quarter Ended                Six Months Ended

                    January 2,     January 1,     January 2,     January 1,
                       1998           1999           1998           1999
                    -----------    -----------    -----------    ----------
Net sales              100.0%         100.0%         100.0%         100.0%
Gross profit            42.1           44.9           43.3           43.9

                  Quarter Ended                       Six Months Ended
EBITDA                  20.7           20.2           22.2           19.5
Operating income        19.4           18.9           20.9           18.2

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


Comparison of Operating Results for the Quarters and Six Month Periods Ended January 1, 1999 and January 2, 1998.

     Net Sales. Net sales for the second quarter of fiscal 1999, the three months ended January 1, 1999, decreased 2.1% to $55.4 million from $56.5 million in the second quarter of fiscal 1998. Net sales for the first six months of fiscal 1999 decreased 1.3% to $115.4 million from $116.9 million in the first six months of fiscal 1998. The decrease in net sales primarily reflects decreases in net sales for the six months ended January 1, 1999 at the Company's Resort, College Bookstore and Sports Specialty divisions of 5.5%, 6.3% and 8.3% respectively. The decreases in net sales at the Resort and College Bookstore divisions are primarily attributable to unseasonably warm fall and winter temperatures in most of the country and the decrease at the Sports Specialty division is primarily attributable to the NBA strike. These decreases in net sales were partially offset by an increase in net sales in the Company's Corporate division and Event 1 subsidiary of 7.6% and 11.6%, respectively, for the six months ended January 1, 1999.

     Gross Profit. Gross profit for the second quarter of fiscal 1999 increased 4.6% to $24.9 million from $23.8 million in the second quarter of fiscal 1998. Gross profit for the first six months of fiscal 1999 increased .1% to $50.7 million from $50.6 million in the first six months of fiscal 1998. The increase in gross profit is primarily a result of reductions in material costs realized in the second quarter of fiscal year 1999. For the second quarter of fiscal 1999, gross profit as a percentage of net sales increased to 44.9% compared to 42.1% in the second quarter of fiscal 1998. For the first six months of fiscal 1999, gross profit as a percentage of net sales increased to 43.9% compared to 43.3% in the first six months of fiscal 1998.

     Operating Expenses. Operating expenses for the second quarter of fiscal 1999 increased 12.4% to $14.4 million from $12.8 million in the second quarter of fiscal 1998. For the first six months, operating expenses increased 13.0% to $29.6 million from $26.2 million in the first six months of fiscal 1998. Increases in operating expenses are primarily attributable to increased staffing levels related to continued expansion into new markets including further development of Event 1 activities. Operating expenses as a percentage of net sales increased to 26.1% from 22.7% in the prior year second quarter. For the first six months, operating expenses as a percentage of net sales increased to 25.6% from 22.4% in the prior year period.

     EBITDA. EBITDA for the second quarter of fiscal 1999 decreased 4.6% to $11.2 million from $11.7 million in the second quarter of fiscal 1998. For the first six months, EBITDA decreased 12.9% to $22.6 million from $25.9 million in the first six months of fiscal 1998. The decrease for both periods is primarily a result of the decrease in net sales and the increase in operating expenses described above. EBITDA as a percentage of net sales decreased to 20.2% from 20.7% in the second quarter of fiscal 1998. For the six months, EBITDA as a percentage of sales decreased to 19.5% from 22.2% in the first six months of fiscal 1998.

     Operating Income. Operating income for the second quarter of fiscal 1999 decreased 4.6% to $10.5 million from $11.0 million in the second quarter of fiscal 1998. For the first six months, operating income decreased 13.9% to $21.0 million from $24.4 million in the first six months of fiscal 1998. The decrease is attributable to the decrease in net sales and the increase in operating expenses described above. Operating income as a percentage of net sales decreased for the second quarter of fiscal 1999 to 18.9% from 19.4% in fiscal 1998, and to 18.2% for the six month period of fiscal 1999 from 20.9% in the first six months of fiscal 1998.



     Other Income (Expense).   Other expense for the second quarter of fiscal
1999 decreased to $6.3 million from $6.5 million in the second quarter of fiscal 1998. For the first six months of fiscal 1999, other expense increased to $12.6 million from $12.0 million in the first six months of fiscal 1998. The increase for the six month period is primarily a result of the issuance of the Holdings Discount Notes in October 1997.

     Income Taxes. The effective income tax rates for the six months ended January 1, 1999 and January 2, 1998 were 40.1% and 41.0%, respectively.

     Net Income.   Net income for the second quarter of fiscal 1999 was $2.5
million compared to $2.6 million in the second quarter of fiscal 1998. For the first six months of fiscal 1999, net income was $5.1 million compared to $7.1 million in the first six months of fiscal 1998.


Liquidity and Capital Resources

  Cash provided by operating activities for the first six months of fiscal 1999 was $11.5 million compared to $4.8 million in the first six months of fiscal 1998. The change in cash used in operating activities between the two periods primarily resulted from a larger decline in the inventory balance during the first six months of fiscal 1999 compared to the first six months of fiscal 1998.

  Cash used by investing activities in the first six months of fiscal 1999 was $894,000 compared to $618,000 in the first six months of 1998. The cash used in both periods was related to acquisitions of property, plant and equipment.

  Cash used in financing activities for the first six months of fiscal 1999 was $6.8 million compared to $4.8 million in the first six months of fiscal 1998. Cash flows from borrowings under the revolving credit agreement were relatively consistent during the two periods, however, during the first six months of fiscal 1998 the Company also received $788,000 on the redemption of a stockholder note receivable.

  The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities
in 2007, although no assurance can be given in this regard.   Under the Credit
Agreement, the Revolver provides $50 million of revolving credit availability (of which $1 million was outstanding as of January 1, 1999 and approximately $14.5 million was utilized for outstanding commercial and stand-by letters of credit).

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



Year 2000 Compliance

  The Company has a program to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. As part of the program, the Company is currently upgrading its existing management information system ("MIS") with a new system designed to improve the overall efficiency of the Company's operations and to enable management to more closely track the financial performance of each of its sales and operating areas. Based on management's best estimates, the new MIS will be operational during fiscal year ending July 2, 1999. The costs associated with the new MIS implementation are not expected to be material to the Company and are being expensed as incurred. Any difficulty with the installation, initial operation or untimely resolution of the new MIS may present an uncertainty that would be reasonably likely to affect the Company's inventory purchasing control, sales and customer service which could materially and adversely impact the Company's future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

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


GFSI HOLDINGS, INC.
February 11, 1999
                        /s/ ROBERT G. SHAW
                        _______________________________________
                        Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer