Form 10-Q
period 1999-04-02
GFSI HOLDINGS INC
filed 1999-05-14
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999.

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number                        333-38951
                       --------------------------------------------------------

                               GFSI HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


        Delaware                                    74-2810744
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

Common stock, $0.01 par value per share - 1,997.5 shares issued and outstanding as of May 3, 1999.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended April 2, 1999
                                      INDEX



                                                                       Page
PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                            3
                  Consolidated Statements of Income (Loss)               4
                  Consolidated Statements of Cash Flows                  5
                  Notes to Consolidated Financial Statements             6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                           8

PART II - OTHER INFORMATION                                             12

SIGNATURE PAGE                                                          13

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)



                                                                                         July 3,              April 2,
                                                                                          1998                 1999
                                                                                       ---------              --------


Assets
Current assets:
     Cash & cash equivalents                                                         $     1,361            $   10,036
     Accounts receivable, net of allowance for doubtful accounts of $636                  27,664                29,250
      and $1,163, respectively
     Inventories, net                                                                     44,298                33,835
     Prepaid expenses and other current assets                                             1,484                   936
     Deferred income taxes                                                                 1,679                 1,899
                                                                                       ---------             ---------
Total current assets                                                                      76,486                75,956
Property, plant and equipment, net                                                        21,243                20,053
Other assets:
     Deferred financing costs, net                                                         8,798                 7,912
     Other                                                                                     5                    10
                                                                                       ---------             ---------
Total assets                                                                           $ 106,532             $ 103,931
                                                                                       =========             =========

Liabilities and stockholders' equity (deficiency
)Current liabilities:
     Accounts payable                                                                 $    8,409             $   8,931
     Accrued interest expense                                                              4,521                 1,395
     Accrued expenses                                                                      8,918                 8,400
     Income taxes payable                                                                     --                    92
     Current portion of long-term debt                                                     5,050                 6,174
                                                                                       ---------             ---------
Total current liabilities                                                                 26,898                24,992
Deferred income taxes                                                                      1,234                 1,342
Revolving credit agreement                                                                 5,600                    --
Other long-term obligations                                                                  300                   150
Long-term debt, less current portion                                                     235,179               235,572
Redeemable preferred stock                                                                 4,136                 4,455
Stockholders' equity (deficiency):
     Common stock, $.01 par value, 2,000 shares authorized, issued
         and outstanding at July 3, 1998 and April 2, 1999                                    --                    --
     Additional paid-in capital                                                              200                   200
     Accumulated deficiency                                                             (167,015)             (162,780)
                                                                                       ---------             ---------
Total stockholders' equity (deficiency)                                                 (166,815)             (162,580)
                                                                                       ---------             ---------
Total liabilities and stockholders' equity (deficiency)                                $ 106,532             $ 103,931
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

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands)




                                                      Quarter Ended                       Nine Months Ended
                                                April 3,           April 2,           April 3,           April 2,
                                                 1998               1999               1998               1999
                                               ---------          ---------          ---------         ----------


Net sales                                       $48,574           $ 44,807           $165,477          $ 160,229
Cost of sales                                    26,441             24,765             92,728             89,533
                                               ---------          ---------          ---------         ----------
Gross profit                                     22,133             20,042             72,749             70,696

Operating expenses:
     Selling                                      6,230              6,388             18,076             18,518
     General and administrative                   8,072              8,338             22,412             25,818
                                               ---------          ---------          ---------         ----------
                                                 14,302             14,726             40,488             44,336
                                               ---------          ---------          ---------         ----------
Operating income                                  7,831              5,316             32,261             26,360

Other income (expense):
     Interest expense                            (6,046)            (6,167)           (18,079)           (18,818)
     Other, net                                       6                 82                (11)               141
                                               ---------          ---------          ---------         ----------
                                                 (6,040)            (6,085)           (18,090)           (18,677)
                                               ---------          ---------          ---------         ----------
Income (loss) before income
    taxes & extraordinary item                    1,791               (769)            14,171              7,683
Provision for income taxes
     (income tax benefit)                           760               (263)             5,839              3,129
                                               ---------          ---------          ---------         ----------
Income (loss) before
extraordinary  item                               1,031               (506)             8,332              4,554
Extraordinary item, net of tax
     benefit of $135                                --                 --                 203                --
                                               ---------          ---------          ---------         ----------
Net income (loss)                                 1,031               (506)             8,129              4,554
Preferred stock dividends                          (106)              (107)            (1,224)              (319)
                                               ---------          ---------          ---------         ----------
Net income (loss) attributable to
     common shareholders                       $    925           $   (613)           $ 6,905            $ 4,235
                                               =========          =========          =========         ==========


See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)



                                                                                             Nine Months Ended
                                                                                         April 3,          April 2,
                                                                                          1998              1999
                                                                                       -----------        ----------

Cash flows from operating activities:
Net income                                                                                $ 8,129           $ 4,554
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                                           2,185             2,272
     Amortization of deferred financing costs                                                 889               886
     Loss on sale or disposal of property, plant and equipment                                 15                71
     Deferred income taxes                                                                    104              (112)
     Amortization of discount on long-term debt                                             2,805             4,724
     Extraordinary loss on early extinguishment of debt                                       338                --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                              (7,568)            (1,583)
     Inventories, net                                                                       2,808             10,463
     Prepaid expenses, other current assets and other assets                                  249                544
     Income taxes payable                                                                    (128)                92
     Accounts payable, accrued expenses and other
        long-term obligations                                                              (2,272)            (2,994)
                                                                                       -----------         ----------
Net cash provided by operating activities                                                   7,554             18,917
                                                                                       -----------         ----------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                                     323                183
     Purchases of property, plant and equipment                                            (1,968)            (1,337)
                                                                                       -----------        ----------
Net cash used in investing activities                                                      (1,645)            (1,154)
                                                                                       -----------        ----------

Cash flows from financing activities:
     Net changes to short-term borrowings and revolving credit agreement                   (3,000)            (5,600)
     Payments on long-term debt                                                            (3,375)            (3,488)
     Cash paid for financing costs                                                           (317)                --
     Redemption of note receivable from sale of stock                                         788                 --
                                                                                       -----------        ----------
Net cash used in financing activities                                                      (5,904)            (9,088)
                                                                                       -----------        ----------
Net increase (decrease)  in cash and cash equivalents                                           5              8,675
Cash and cash equivalents at beginning of period                                            1,117              1,361
                                                                                       -----------        ----------
Cash and cash equivalents at end of period                                               $  1,122         $   10,036
                                                                                       ===========        ==========
Supplemental cash flow information:
     Interest paid                                                                       $ 17,645         $   16,213
                                                                                       ===========        ==========
     Income taxes paid                                                                  $   5,694         $    2,823
                                                                                       ===========        ==========
Supplemental schedule of non-cash financing activities:
     Accrual of preferred stock dividends                                               $   1,224         $      319
                                                                                       ===========        ==========
     Exchange of subordinated notes and preferred stock for discount notes              $  50,000
                                                                                       ===========

See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  April 2, 1999

1.   Basis of Presentation

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

     The aggregate purchase price for Winning Ways was $242.3 million, consisting of $173.1 million in cash at closing, a post closing payment at April 30, 1997 of $10.0 million and the repayment of $59.2 million of Winning Ways' existing indebtedness. To finance the Acquisition, including approximately $11.5 million of related fees and expenses: (i) The Jordan Company, its affiliates and JZEP PLC (collectively the "Jordan Investors") invested $52.2 million in
Holdings and Holdings contributed $51.4 million of this amount to GFSI (the "Equity Contribution"); (ii) GFSI entered into a credit agreement (the "Credit Agreement") which provides for borrowings of up to $115.0 million, of which approximately $68.0 million was outstanding at closing and approximately $22.9 million was utilized to cover outstanding letters of credit at closing; and
(iii) GFSI issued $125.0 million of Senior Subordinated Notes (the "Senior Subordinated Notes") which were purchased by institutional investors through a Rule 144A private placement. The Equity Contribution was comprised of (i) a contribution of $13.6 million from the Jordan Investors to Holdings in exchange for the cumulative non-cash preferred stock issued by Holdings ("Holdings Preferred Stock") and approximately 50% of the Common Stock of Holdings; (ii) a contribution of $13.6 million from the Management Investors to Holdings in exchange for Holdings Preferred Stock and approximately 50% of the Common Stock of Holdings, and (iii) a contribution of $25.0 million from JZEP PLC to Holdings in exchange for subordinated notes of Holdings (the "Holdings Subordinated Notes"). Approximately $0.8 million of the contribution from the Management Investors was financed by loans from Holdings.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands). Certain reclassifications have been made to the fiscal year 1998 data to conform to the 1999 presentation:


                                           Quarter Ended                                       Nine Months Ended
                               April 3, 1998             April 2, 1999               April 3, 1998                April 2, 1999
                            -------------------      --------------------       ---------------------       ----------------------


Resort                      $ 14,048      28.9%      $ 10,959       24.5%       $ 48,476        29.3%       $ 43,491         27.1%
Corporate                     18,328      37.7%        16,487       36.8%         56,614        34.2%         57,690         36.0%
College Bookstore              7,316      15.1%         6,891       15.4%         37,304        22.5%         35,001         21.9%
Sports Specialty               3,164       6.5%         4,565       10.2%         10,614         6.4%         11,394          7.1%
Event 1                        3,721       7.7%         4,718       10.6%          6,888         4.2%          8,251          5.2%
Other                          1,997       4.1%         1,187        2.5%          5,581         3.4%          4,402          2.7%
                            --------      -----      --------       -----      ---------        -----      ---------         -----
Total                       $ 48,574                 $ 44,807                  $ 165,477                   $ 160,229
                            ========                 ========                  =========                   =========


Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and nine month periods ended April 3, 1998 and April 2, 1999.


                              Quarter Ended             Nine Months Ended
                           April 3,    April 2,      April 3,       April 2,
                            1998         1999         1998           1999
                          ---------   ---------     ---------      ---------

Net sales                  100.0%       100.0%        100.0%         100.0%
Gross profit                45.6         44.7          44.0           44.1
EBITDA                      17.6         13.6          20.8           17.9
Operating income            16.1         11.9          19.5           16.5

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


Comparison of Operating Results for the Quarters and Nine Month Periods Ended April 2, 1999 and April 3, 1998.

     Net Sales. Net sales for the third quarter of fiscal 1999, the three months ended April 2, 1999, decreased 7.8% to $44.8 million from $48.6 million in the third quarter of fiscal 1998. Net sales for the first nine months of fiscal 1999 decreased 3.2% to $160.2 million from $165.5 million in the first nine months of fiscal 1998. The decrease in net sales primarily reflects decreases in net sales for the nine months ended April 2, 1999 at the Company's Resort and College Bookstore divisions of 10.3% and 6.2%, respectively. Management believes the decreases in net sales at the Resort and College Bookstore divisions are primarily attributable to unseasonably warm fall and winter temperatures in most of the country. These decreases in net sales were partially offset by an increase in net sales in the Event 1 subsidiary of 19.8% for the nine months ended April 3, 1999.

     Gross Profit. Gross profit for the third quarter of fiscal 1999 decreased 9.4% to $20.0 million from $22.1 million in the third quarter of fiscal 1998. Gross profit for the first nine months of fiscal 1999 decreased 2.8% to $70.7 million from $72.7 million in the first nine months of fiscal 1998. The decrease in gross profit is primarily a result of the sales decreases noted above. For the third quarter of fiscal 1999, gross profit as a percentage of net sales decreased to 44.7% compared to 45.6% in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, gross profit as a percentage of net sales increased to 44.1% compared to 44.0% in the first nine months of fiscal 1998.

     Operating Expenses. Operating expenses for the third quarter of fiscal 1999 increased 3.0% to $14.7 million from $14.3 million in the third quarter of fiscal 1998. For the first nine months, operating expenses increased 9.5% to $44.3 million from $40.5 million in the first nine months of fiscal 1998. Increases in operating expenses are primarily attributable to increased staffing levels and licensing and site fees associated with Event 1. Operating expenses as a percentage of net sales increased to 32.9% from 29.4% in the prior year third quarter. For the first nine months, operating expenses as a percentage of net sales increased to 27.7% from 24.5% in the prior year period.

     EBITDA. EBITDA for the third quarter of fiscal 1999 decreased 28.5% to $6.1 million from $8.5 million in the third quarter of fiscal 1998. For the first nine months, EBITDA decreased 16.8% to $28.7 million from $34.4 million in the first nine months of fiscal 1998. The decrease for both periods is primarily a result of the decrease in net sales and the increase in operating expenses described above. EBITDA as a percentage of net sales decreased to 13.6% from 17.6% in the third quarter of fiscal 1998. For the nine months, EBITDA as a percentage of sales decreased to 17.9% from 20.8% in the first nine months of fiscal 1998.

     Operating Income. Operating income for the third quarter of fiscal 1999 decreased 32.1% to $5.3 million from $7.8 million in the third quarter of fiscal 1998. For the first nine months, operating income decreased 18.3% to $26.4 million from $32.3 million in the first nine months of fiscal 1998. The decrease is attributable to the decrease in net sales and the increase in operating expenses described above. Operating income as a percentage of net sales decreased for the third quarter of fiscal 1999 to 11.9% from 16.1% in fiscal 1998, and to 16.5% for the nine month period of fiscal 1999 from 19.5% in the first nine months of fiscal 1998.

     Other Income (Expense). Other expense for the third quarter of fiscal 1999 increased to $6.1 million from $6.0 million in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, other expense increased to $18.7 million from $18.1 million in the first nine months of fiscal 1998. The increase for the nine month period is primarily a result of the issuance of the Holdings Discount Notes in October 1997.

     Income Taxes. The effective tax rates for the nine months ended April 2, 1999 and April 3, 1998 were 41.2% and 40.7%, respectively.

     Net Income (Loss). Net loss income for the third quarter of fiscal 1999 was $.5 million compared to net income of $1.0 million in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, net income was $4.6 million compared to $8.1 million in the first nine months of fiscal 1998.


Liquidity and Capital Resources

     Cash provided by operating activities for the first nine months of fiscal 1999 was $18.9 million compared to $7.6 million in the first nine months of fiscal 1998. The change in cash used in operating activities between the two periods primarily resulted from a larger decline in the inventory balance during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

     Cash used by investing activities in the first nine months of fiscal 1999 was $1.2 million compared to $1.6 million in the first nine months of 1998. The cash used in both periods was related to acquisitions of property, plant and equipment.

     Cash used in financing activities for the first nine months of fiscal 1999 was $9.1 million compared to $5.9 million in the first nine months of fiscal 1998. The increase in cash used in financing activities in the first nine months of fiscal 1999 is primarily attributable to increased repayments of the revolving credit agreement balances over the prior period.

     The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which none was outstanding as of April 2, 1999 and approximately $15.4 million was utilized for outstanding commercial and stand-by letters of credit).

     The Company is dependent upon the cash flows of GFSI to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. The Company will be dependent on GFSI to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $427,000 annually. Holdings
Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

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



Year 2000 Compliance

     The Company has a program to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. As part of the program, the Company is currently upgrading its existing management information system ("MIS") with a new system designed to improve the overall efficiency of the Company's operations and to enable management to more closely track the financial performance of each of its sales and operating areas. Based on management's best estimates, the new MIS will be operational during fiscal year ending July 2, 1999. The costs associated with the new MIS implementation are not expected to be material to the Company and are being expensed as incurred. Any difficulty with the installation, initial operation or untimely resolution of such issues associated with the new MIS may present an uncertainty that would be reasonably likely to affect the Company's inventory purchasing control, sales and customer service which could materially and adversely impact the Company's future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans.

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



Seasonality and Inflation

     The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and third quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from these customers. Sales and profitability at the Company's Resort, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline. Cash requirements of Event 1 are anticipated to be seasonal, with increasing sales and profitability in the third and fourth quarters of fiscal years.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

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


GFSI HOLDINGS, INC.
May 14, 1999
                             /s/ ROBERT G. SHAW
                             ---------------------------------------
                             Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer