Form 10-K
period 1999-07-02
GFSI HOLDINGS INC
filed 1999-09-30
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 2, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-38951

                               GFSI HOLDINGS, INC.
               (Exact Name of Registrant as Specified in Charter)

            DELAWARE                                              74-2810744
  --------------------------------                         ---------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of September 1, 1999 was $0.

On September 1, 1999, there were 1,992.5 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

Item 1 - Business..........................................................   3

Item 2 - Properties........................................................   9

Item 3 - Legal Proceedings.................................................   9

Item 4 - Submission of Matters to a Vote of Security Holders...............   9


                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters...........................................................  10

Item 6 - Selected Financial Data...........................................  10

Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  12

Item 7A - Quantative and Qualitative Disclosures About Market Risks........  17

Item 8 - Consolidated Financial Statements and Supplementary Data..........  18

Item 9 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  41


                                    PART III

Item 10 - Directors and Executive Officers.................................  41

Item 11 - Executive Compensation...........................................  44

Item 12 - Security Ownership of Certain Beneficial Owners and Management.... 45

Item 13 - Certain Relationships and Related Transactions...................  46


                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K......................................................  47

          Signatures.......................................................  49

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

         On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a retail outlet for the Company's sportswear and activewear. Event 1 provides increasing sales for the Company's products at higher margins with increased operating expenses due to site fees and royalties included in the concessionaire agreement with the National Collegiate Athletic Association and various other conferences in the NCAA including the Big 10, Big 12 and the Atlantic Coast Conference.

         During fiscal 1997, the Company converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, the Company's year ended June 30. The twelve month periods ended June 30, 1996, June 27, 1997 and July 2, 1999 each contain 52 weeks. The twelve month period ended July 3, 1998 contains 53 weeks.

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

         Resort Division. The Resort division is a leading marketer of custom logoed sportwear and activewear to over 6,300 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases. The division's customers include widely recognized names such as The Walt Disney Company, Universal Studios, The Ritz Carlton, Pebble Beach, Princess Cruise Lines and The Mirage.

         The Resort division, with fiscal 1999 net sales of $61.3 million, accounted for 30.1% of total net sales. The Resort division's net sales have decreased from $66.4 million in fiscal 1998 to $61.3 million in fiscal 1999. The division's net sales have remained relatively constant as a percentage of total net sales, decreasing from 31.4% in fiscal 1998 to 30.1% in fiscal 1999.

         The Company distributes its Resort division products through its national sales force of approximately 60 independent sales agents. There are no contracts with any of the independent sales agents who represent the Company. The Company believes that it is well known and respected in the resort and leisure industry because of its quick turn around for new orders and re-orders along with its product innovation and quality and high level of service.

         Corporate Division. The Corporate division is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms. The division services over 5,700 active customer accounts, including Toyota, Hershey, Dr. Pepper/7Up, Anheuser-Busch, MCI and Exxon. In addition, the division includes Tandem Marketing, which develops and administers corporate fulfillment programs on behalf of its major corporate customers. The Company's corporate fulfillment programs involve providing its customers with a complete line of branded merchandise which is marketed to the customer's clients and employees. For example, Toyota may engage the Company to provide embroidered leisurewear which is then sold or otherwise provided to Toyota's customers and prospective customers.

         The Corporate division, with fiscal 1999 net sales of $72.6 million, accounted for 35.6% of total net sales. The Corporate division's net sales have decreased slightly from $72.9 million in fiscal 1998 to $72.6 million in fiscal 1999. The division's net sales as a percentage of total net sales have increased from 34.5% in fiscal 1998 to 35.6% in fiscal 1999.

         The Company believes that it has an advantage over its competitors because it is one of the few brand name suppliers of sportswear and activewear focused on the corporate market. The Corporate division markets its products to various areas within the corporate market. Products are sold by the Company's national sales force of over 40 independent sales agents, directly to corporate customers in connection with corporate incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalogue programs and dealer incentive programs. There are no contracts with any of the independent sales agents.

         The Company, through Tandem Marketing, leverages its existing corporate customer base to market a full line of products, including articles of merchandise imprinted or otherwise customized with the corporation's name, logo or message. These products include sportswear and activewear designed and manufactured by the Company, as well as other premium merchandise such as glassware and stationary items. Currently, Tandem Marketing has active catalogue programs with Lexus, Bell South Corporation, Michelin North America, Inc., State Farm, and Shelter Insurance. In fiscal 1999, Tandem Marketing accounted for approximately $11.6 million, or 16.0%, of the Corporate division's net sales, of which approximately 65% were derived from products designed and manufactured by the Company.

         College Bookstore Division. The College Bookstore division is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to over 2,300 active customer accounts, including nearly every major college and university in the United States. The division's largest accounts include each of the major college bookstore lease operators, such as Barnes & Noble College Bookstores, Inc., Follett College Stores and Nebraska Book Company as well as high volume, university managed bookstores, such as the University of Southern California, the University of Connecticut, Brigham Young University, the University of Michigan and the United States Air Force and Naval academies. The National Association of College Stores has selected the Company as "Vendor of the Year" three times, an honor no other supplier has won more than once.

         The College Bookstore division, with fiscal 1999 net sales of $41.6 million, accounted for 20.4% of total net sales. The College Bookstore division's net sales have decreased slightly from $42.7 million in fiscal 1998 to $41.6 million in fiscal 1999. The College Bookstore division's net sales as a percent of total net sales has increased slightly from 20.2% in fiscal 1998 to 20.4% in fiscal 1999.

         Sports Specialty Division. The Sports Specialty division had fiscal 1999 sales of $12.0 million, representing 5.9% of total net sales. The Sports Specialty division's net sales have decreased from $13.1 million in fiscal 1998 to $12.0 million in fiscal 1999. The division's net sales as a percentage of total net sales have decreased from 6.2% in fiscal 1998 to 5.9% in fiscal 1999. Established in 1994, the division has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, the NBA, the NHL, NASCAR and Minor League Baseball. The division targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The division markets its products to over 900 active customer accounts, including the Indianapolis Motor Speedway, the Chicago Bulls, the Cleveland Indians, the Boston Bruins and Madison Square Garden.

         Event 1 Subsidiary. The Event 1 subsidiary was established in the third quarter of fiscal 1998 to provide a retail outlet for the Company's sportswear and activewear. The subsidiary has agreements with the NCAA and various other conferences in the NCAA including the Big 10, Big 12 and the Atlantic Coast Conference to provide concessionaire services at conference events. The subsidiary had fiscal 1999 net sales of $10.6 million, or 5.2% of total net sales. The Event 1 subsidiary sales have grown from $8.6 million in fiscal 1998 to $10.6 million in fiscal 1999. The subsidiary's net sales as a percentage of total net sales have increased from 4.1% in fiscal 1998 to 5.2% in fiscal 1999.

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

         The Company believes that the quality and breadth of its product lines and its innovative logo designs represent significant competitive advantages in its markets. In order to further capitalize on these advantages, the Company intends to continue to expand both the depth and breadth of its product lines. Currently, the Company has major product introductions in headwear and sports luggage.

         The following illustrates the attributes of the Company's current product lines:

         Fleecewear. The Company's fleecewear products represented approximately 21% of net sales for fiscal 1999. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, henleys and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. The resulting product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

         Outerwear. The Company's outerwear products represented approximately 31% of net sales for fiscal 1999. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Products offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company also provides a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

         Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 23% of net sales for fiscal 1999. The Company's products in this category are designed to be suitable for both leisure and work-related activities with full range of materials and styles.

         T-Shirts and Shorts. The Company's T-shirt and shorts products represented approximately 14% of net sales for fiscal 1999. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts and shorts in a variety of styles, fabrics and colors.

         Other. The Company also sells headwear, sports luggage, lines of women's products and a number of other miscellaneous apparel items. In addition, through its Tandem Marketing division, the Company distributes a full line of corporate fulfillment products. Sales of "Other" items represented approximately 11% of net sales for fiscal 1999.

Design, Manufacturing and Materials Sourcing

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

         All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. A significant portion of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in China, Taiwan, Korea, Malaysia, Hong Kong, Singapore, Indonesia, Pakistan, Guatemala, Honduras, Israel, Fiji and Mexico. No foreign country has a manufacturing concentration above 20%. Approximately 11% of its blanks are contract manufactured in the United States. The Company has long-standing contractual relationships with most of its eight independent buying agents who assist the Company in its efforts to control garment quality and delivery. None of these agents represent the Company on an exclusive basis. The Company has independent buying agents in each foreign country where it purchases blanks.

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

         The following table sets forth the Company's primary competitors in each of its markets:

    Market                                Primary Competitors
 ------------------    ---------------------------------------------------------

Resort                 Highly fragmented - primarily local and regional
                       competitors
Corporate              HA-LO Marketing, Hermann Marketing, Swingster (American
                       Marketing Industries)
College Bookstore      Champion Products, Jansport (VF Corp.), Cotton Exchange,
                       Russell Athletic, M.V. Sports
Sports Specialty       Champion Products, Russell Corporation, PUMA/Logo 7


         Competition in each of the Company's markets generally is based on product design and decoration, customer service and overall product quality. The Company believes that it has been able to compete successfully because of its ability to create diverse and innovative designs, provide excellent customer service, leverage its GEAR For Sports(R) brand name and differentiate its products on the basis of quality.


Employees

         The Company employs approximately 787 people at its two facilities in Lenexa, Kansas, of which approximately 77 are members of management, 312 are involved in either product design, customer service, sales support or administration and 398 are involved in manufacturing. The Company employs approximately 79 people in its Bedford, Iowa facility all of which are involved in embroidery manufacturing. In an effort to adjust employment levels in accordance with its production schedule and reduce its operating costs, the Company has instituted a voluntary time off program under which management occasionally grants a limited number of employees extended time off (typically four to six weeks). During extended time off periods, employees remain on call and continue to receive employee benefits such as health insurance, but do not receive hourly wages. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.

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

         The Company licenses its GEAR For Sports(R) trademark to Softwear Athletics, Inc. ("Softwear") to produce and distribute GEAR For Sports(R) adult sportswear and activewear, headwear and sports luggage products in Canada in accordance with a license agreement (the "Softwear License Agreement"). Pursuant to the Softwear License Agreement, Softwear has obtained an exclusive, non-transferable and non-assignable license to manufacture, advertise and promote adult apparel, headwear and bags in Canada. The Softwear License Agreement had an initial term of eighteen months, ending September 30, 1995, but has been extended by Softwear, at its option, for three successive one year terms. In consideration for the license grant, Softwear pays the Company an annual royalty calculated as the greater of: (i) $300,000 or (ii) 10% of Net Sales (as defined therein) to non-affiliates. Such royalty payments are made to the Company on a quarterly basis. In addition, for three years after the termination of the Softwear License Agreement, Softwear will be prohibited from selling products covered by the Softwear License Agreement or other similar products to any Softwear customer who was not a Softwear customer prior to the commencement of the Softwear License Agreement. The Company expects to renew the license, which is scheduled to expire in fiscal 2000, on terms comparable to those under the Softwear License Agreement.

         In fiscal year 1999, the Company entered into licensing agreements with Bonmax Co., Ltd. (the "Bonmax License Agreement") and with GEAR For Sports, Ltd. (the "GEAR Ltd. License Agreement") to produce and distribute GEAR For Sports(R) sportswear in Japan and the 13 country European Union, respectively. Pursuant to both of these agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. have obtained exclusive, non-transferable and non-assignable licenses to manufacture, advertise and promote adult apparel, headwear and bags in Japan and the European Union, respectively. For three years after the termination of the licensing agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. are prohibited from selling products covered by the agreements or other similar products to any customer who was not a customer prior to the commencement of the licensing agreements. The Bonmax License Agreement has an initial term of one year, but can be extended by Bonmax Co., Ltd. for two successive one year terms. In consideration for the license grant, Bonmax Co., Ltd. agrees to pay the Company an annual royalty calculated in the first year of the term as the greater of:
(i) $250,000 or (ii) 12.5% of Net Sales (as defined therein) to non-affiliates. The minimum royalty payments to the Company in the second and third year of the agreement, if extended, are $312,500 and $375,000, respectively. Such royalty payments are due to the Company on a quarterly basis. The Company expects to renew the Bonmax License Agreement, which is scheduled to expire March 31, 2000. The Gear Ltd. License Agreement has an initial term of two years, but can be extended by Gear For Sports, Ltd. for one additional four year term. In consideration for the license grant, Gear For Sports, Ltd. agrees to pay the Company an annual royalty calculated as the greater of (i) 62,500 pounds sterling and 187,500 pounds sterling in the license periods ending December 1999 and December 2000, respectively, or (ii) 12.5% of Net Sales (as defined therein) to non-affiliates. Such payments are due to the Company on a quarterly basis.

Licenses

         The Company markets its products, in part, under licensing agreements, primarily in its College Bookstore and Sports Specialty divisions. In fiscal 1999, net sales under the Company's 450 active licensing agreements totaled $40.8 million, or approximately 20.0% of the Company's net sales. In fiscal 1999, $25.3 million of College Bookstore division net sales, representing approximately 60.7% of the division's net sales and 12.4% of total net sales, were recorded under this division's licensing agreements. In addition, in fiscal 1999, $10.3 million of Sports Specialty division net sales, representing approximately 85.7% of the division's net sales and 5.0% of total net sales, were recorded under licensing agreements. The Company's licensing agreements are mostly with (i) high volume, university managed bookstores such as the University of Notre Dame, the University of Southern California and the University of Michigan, (ii) professional sports leagues such as MLB, the NBA and the NHL and (iii) major sporting events such as the Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.


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


Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 2, 1999.

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


Item 6 - Selected Financial Data

         Holdings is structured as a holding company whose only significant asset is the capital stock of GFSI. The following table presents: (i) historical operating and other data of the Company for fiscal years ended June 30, 1995, June 30, 1996, June 27, 1997, July 3, 1998 and July 2, 1999; and (ii) balance sheet data as of June 30, 1995, June 30, 1996, June 27, 1997, July 3, 1998 and July 2, 1999. The historical financial statements for the Company for fiscal 1995 have been audited by Donnelly Meiners Jordan Kline, and the historical financial statements for fiscal 1996, 1997, 1998 and 1999 have been audited by Deloitte & Touche LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report.

         Effective February 27, 1997, Winning Ways merged with and into GFSI, a new entity with no previous operations, with GFSI as the surviving entity. The statements of income data and other data presented below includes historical information of Winning Ways through the merger date and the merged entity Holdings subsequent thereto.

                                                                          Fiscal Years Ended
                                                     ---------------------------------------------------------------
                                                           (Dollars in thousands, except per share amounts)
                                                     June 30,     June 30,     June 27,     July 3,      July 2,
                                                       1995         1996        1997         1998         1999
                                                      ------       ------      ------        -----        ----

Statements of Income Data:
         Net sales                                     $ 148,196   $ 169,321    $ 183,298    $ 211,164     $203,900
         Gross profit                                     63,327      72,013       80,691       91,548       89,040
         Operating expenses                               34,428      39,179       44,752       53,881       58,229
                                                       ---------   ---------    ---------     --------     --------
         Operating income (1)                             28,899      32,834       35,939       37,667       30,811
         Income before extraordinary item                 26,220      30,226       25,500        8,151        3,873
Balance Sheet Data (as of period end):
         Cash and cash equivalents                     $     112   $     140    $   1,117    $  41,361     $ 10,278
     Total assets                                         76,938      78,711       96,153      106,532      105,680
     Long-term debt (including current portion)
          and redeemable preferred stock                  24,915      22,276      246,080      250,245      246,407

     Total stockholders' equity (deficiency)              32,106      34,479     (174,215)    (166,815)    (163,368)

Other Data ( 2):
     Cash flows from operating activities                 23,905      34,000       26,029        3,893       21,039

     Cash flows from investing activities                 (4,255)     (2,480)        3,643      (2,648)      (2,041)

     Cash flows from financing activities                (19,699)    (31,493)     (28,695)      (1,001)     (10,080)

     EBITDA (3)                                           31,759      36,035       39,114       40,605       33,894
     Depreciation                                          2,860       3,201        3,175        2,938        3,083
     Capital expenditures                                  4,989       2,611        2,615        2,972        2,291
     EBITDA margin (4)                                     21.4%       21.3%        21.3%        19.2%        16.6%
     Ratio of earnings to fixed charges (5)                11.4x       12.5x         3.5x         1.5x         1.2x

- ---------------
(1) Operating income presented for the year ended June 27, 1997 does not include the extraordinary loss related to the early extinguishment of debt in the amount of $2,474 ($1,484 on an after-tax basis). Operating income presented for the year ended July 3, 1998 does not include the extraordinary loss related to the charge-off of deferred financing costs incurred in connection with the issuance of the Holdings Subordinated Notes in the amount of $338 ($203 on an after-tax basis). See the audited consolidated statements of income and the related notes thereto included elsewhere in this annual report.

(2) Distributions per share totaled $19.82 and $23.37 for the years ended June 30, 1995 and 1996 respectively. Distributions per share in prior fiscal years are not comparable nor meaningful due to the leveraged recapitalization transactions and the conversion to a C-corporation from S-corporation for income tax reporting purposes which occurred during fiscal 1997.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the Company's results of operations and its liquidity and capital resources should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this annual report.


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

         The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands):

                                                                              Fiscal Year Ended
                                               -----------------------------------------------------------------------------
                                                   June 27, 1997               July 3, 1998                 July 2, 1999
                                               --------------------        ---------------------        --------------------
Resort                                         $   66,906      36.5%       $   66,346      31.4%        $ 61,335       30.1%
Corporate         .                                56,179      30.6%           72,874      34.5%          72,634       35.6%
College Bookstore                                  38,053      20.8%           42,696      20.2%          41,645       20.4%
Sports Specialty                                   10,678       5.8%           13,083       6.2%          12,023        5.9%
Event 1                                                                         8,595       4.1%          10,571        5.2%
Other                                              11,482       6.3%            7,570       3.6%           5,692        2.8%
                                                ---------                   ---------                  ---------
Total                                           $ 183,298                   $ 211,164                  $ 203,900
                                                =========                   =========                  =========


Results of Operations

         The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 1997, 1998 and 1999:

                                    Fiscal Year Ended
                            ------------------------------------
                            June 27,        July 3,      July 2,
                              1997           1998         1999
                              ----           ----         ----

Net sales                    100.0%         100.0%       100.0%
Gross profit                  44.0           43.4         43.7
EBITDA                        21.3           19.2         16.6
Operating income              19.6           17.8         15.1

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


Fiscal year ended July 2, 1999 compared to fiscal year ended July 3, 1998

         Net Sales. Net sales for fiscal 1999 decreased 3.4% to $203.9 million from $211.2 million in fiscal 1998. The decrease in net sales is primarily attributable to decreases in the Company's Resort, College Bookstore and Sports Specialty divisions of 7.6%, 2.5% and 8.1%, respectively. Management believes that the decreases in net sales at the Resort, College Bookstore and Sports Specialty divisions are primarily due to unseasonably warm fall and winter temperatures in most of the country. These decreases in net sales were partially offset by an increase in net sales in the Company's Event 1 subsidiary of 23.0% for the year ended July 2, 1999.

         Gross Profit. Gross profit for fiscal 1999 decreased 2.7% to $89.0 million from $91.5 million in fiscal 1998, due to the decreases in net sales noted above. Gross profit as a percentage of net sales increased to 43.7% in fiscal 1999 from 43.4% in fiscal 1998. The increase in gross profit as a percentage of sales reflects a decrease in the cost of materials sold, as a percentage of sales, to 47.0% in fiscal 1999 from 48.7% in fiscal 1998, partially offset by an increase in production costs, as a percentage of sales to 9.4% in fiscal 1999 from 8.0% in fiscal 1998.

         Operating Expenses. Operating expenses for fiscal 1999 increased 8.1% to $58.2 million from $53.9 million in fiscal 1998 primarily due to increased staffing levels and licensing and site fees associated with Event 1. Operating expenses as a percentage of net sales increased to 28.5% in fiscal 1999 from 25.5% in fiscal 1998.

         EBITDA. EBITDA for fiscal 1999 decreased 16.5% to $33.9 million from $40.6 million in fiscal 1998 primarily as a result of the net sales and related gross profit decreases and operating expense increases noted above. EBITDA as a percentage of net sales decreased to 16.6% in fiscal 1999 from 19.2% in fiscal 1998.

         Operating Income. Operating income for fiscal 1999 decreased 18.2% to $30.8 million from $37.7 million in fiscal 1998 as a result of the net sales and related gross profit decreases and operating expense increases noted above. Operating income as a percentage of net sales decreased to 15.1% in fiscal 1999 from 17.8% in fiscal 1998.

         Other Income (Expense). Other expense increased 2.1% in fiscal 1999 to $24.8 million from $24.3 million in fiscal 1998 due to the increase in interest expense on the $50 million Holdings Discount Notes which was partially offset by decreases in GFSI interest expense due to the reduced revolver and term loan balances. The effect of derivative financial instruments protect against unplanned changes in interest expense due to changes in interest rates. Interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

         Income Taxes. Income tax expense decreased 58.8% to $2.2 million in fiscal 1999 from $5.2 million in 1998 due primarily to the decrease in pretax income. The Company's effective tax rate for fiscal 1999 and 1998 was 35.8% and 39.2%, respectively.

         Net Income. Net income for fiscal 1999 was $3.9 million compared to $7.9 million in fiscal 1998. The decrease in net income is the result of the changes in operating income, interest expense and income tax expense described above.

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

Liquidity and Capital Resources

         Cash provided by operating activities in fiscal 1999, 1998 and 1997 was $21.0 million, $3.9 million and $26.0 million, respectively. Declining inventory levels and small growth in accounts receivable contributed to the increase in cash provided by operating activities in fiscal 1999 as compared to fiscal 1998. Changes in working capital resulted in cash sources (uses) of $6.7 million, ($12.4) million and ($3.2) million in fiscal 1999, 1998 and 1997, respectively.

         Cash used in investing activities for fiscal 1999 was $2.0 million compared to $2.6 million and cash provided of $3.6 million for fiscal 1998 and 1997, respectively. Cash provided by investing activities in fiscal 1997 was primarily related to proceeds from surrender or transfer of cash value of life insurance of $5.3 million, while 1998 and 1999 cash flows primarily represented capital expenditures for plant and equipment.

         Cash used in financing activities for fiscal 1999 was $10.1 million compared to $1 million and $28.7 million for fiscal 1998 and fiscal 1997, respectively. The cash used in financing activities in 1999 was primarily attributable to long-term debt repayments and net payments under the Revolving Credit Agreement. The cash used in financing activities in 1998 was primarily attributable to payments on long-term debt partially offset by additional borrowings under the revolving credit agreement. The cash used in financing activities for fiscal 1997 resulted from the cash used to complete the recapitalization transactions as previously described net of new borrowing under the Credit Agreement, the Senior Subordinated Notes and Holdings Discount Notes.

         The Company believes that cash flows from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its Credit Agreement in 2002 and the Senior Subordinated Notes in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which and approximately $19.6 million was utilized for outstanding commercial and stand-by letters of credit as of July 2, 1999).

         GFSI anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, interest on subordinated discount notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of GFSI to provide funds to service the indebtedness represented by $50.0 million of Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $425,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.


New Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining what impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

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

Year 2000 Compliance

         The Company continues to assess the impact that the year 2000 will have on its internal computer systems, facilities and production equipment, critical business partners and business- critical third parties.

         The Company has a program to identify, evaluate and implement changes to all of its internal computer systems as necessary to address the Year 2000 issue. As part of the program, in fiscal year 1999, the Company upgraded and implemented its management information system ("MIS") with a new system, including Year 2000 functionality, designed to improve the overall efficiency of the Company's operations and to enable management to more closely track the financial performance of each of its sales and operating areas. It is not practical to segregate the cost of the Year 2000 functionality from the cost of the upgrade and implementation of the MIS.

         All of the Company's production and operations departments have completed their inventory, assessment and remediation efforts in regard to all non-information technology systems which include hardware, software and associated embedded computer technologies that are used to operate the Company facilities and equipment.

         The Company has identified, prioritized and is continuing to communicate with all critical business partners, including all third-party suppliers of goods and services, to ascertain the status of their Year 2000 compliance programs. The Company intends to monitor the progress of these critical third parties. Management believes that all third party supplier year 2000 issues will be resolved in 1999.

         The Company does not anticipate that the Year 2000 issues related to internally-controllable systems will significantly impact the overall business operations or financial results of the Company. However, the Company could face significant disruptions in business operations and financial losses if certain business-critical, third parties, such as utility providers, telecommunication systems, transportation service providers or certain government entities, do not successfully complete their Year 2000 remediation plans. The Company is currently in the process of identifying and developing contingency plans for the most reasonable likely worst case scenarios. The Company expects to complete its analysis and contingency planning by December 1999.


Seasonality and Inflation

         The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 1999, net sales of the Company during the first half and second half of the fiscal year were approximately 57% and 43%, respectively. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. Sales and profitability at the Company's Resort, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resort, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline.

         The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Item 7A - Quantitative and Qualitative Disclosures about Market Risks

         The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments, including an interest rate swap agreement, are used by the Company to manage its exposure on variable rate debt obligations. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt of manage its exposure to interest rate changes. For additional information on the Company's derivative financial instruments, refer to notes 10 and 11 to the Consolidated Financial Statements. The Company's outstanding long-term debt at July 2, 1999 is as follows:


                                    Principal         Notional                        Receive        Maturity
                                       Amount           Amount        Pay Rate           Rate            Date       Fair Value
                                    ---------         --------        --------        -------        --------       ----------

Fixed Rate Debt:
Senior Subordinated Notes       $ 125,000,000              N/A          9.625%            N/A     March, 2007    $ 105,000,000
Mortgage Payable                      377,855              N/A           7.60%            N/A      June, 2004          377,855
Subordinated Discount Notes        60,983,963              N/A         11.375%            N/A      Feb., 2009       43,908,453
Variable Rate Debt:
Term Loan A                        31,000,000              N/A      7.4375%(1)            N/A     March, 2002       31,000,000
Interest Rate Swap Agreement              N/A       $7,000,000        5.62%(3)        5.0%(4)      Nov., 2000          (1,574)
Term Loan B                        24,500,000              N/A      7.9375%(2)            N/A     March, 2004       24,500,000


(1) Rate resets periodically to Eurodollar Rate plus 2.25%. Rate represents rate in effect at July 2, 1999.

(2) Rate resets periodically to Eurodollar Rate plus 2.75%. Rate represents rate in effect at July 2, 1999.
(3) Fixed payment rate.
(4) Rate resets periodically to LIBOR. Rate represents rate in effect at July 2, 1999.


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

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
GFSI Holdings, Inc. and subsidiary
Lenexa, Kansas

         We have audited the accompanying consolidated balance sheets of GFSI Holdings, Inc. and subsidiary ("Holdings") as of July 2, 1999 and July 3, 1998, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended July 2, 1999. These consolidated financial statements are the responsibility of Holdings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings as of July 2, 1999 and July 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 1999, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Kansas City, Missouri
August 20, 1999

Item 8 - Consolidated Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----

Independent Auditor's Report                                                18

Consolidated Balance Sheets - July 3, 1998 and July 2, 1999                 20

Consolidated Statements of Income - Years Ended June 27, 1997,
July 3, 1998 and July 2, 1999                                               21

Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency) - Years Ended June 27, 1997, July 3, 1998
    and July 2, 1999                                                        22

Consolidated Statements of Cash Flows - Years Ended  June 27, 1997,
    July 3, 1998 and July 2, 1999                                           23

Notes to Consolidated Financial Statements                                  24

Schedule I - GFSI Holdings, Inc. and Subsidiary Parent Company
     Only Financial Statements                                              37

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                   July 3,      July 2,
                                                                                    1998         1999
                                                                                   ------       ------
                                ASSETS
Current assets:
         Cash and cash equivalents                                             $  1,360,853  $ 10,278,391
         Accounts receivable, net of allowance for doubtful accounts of
           $821,429 and $832,487 at July 3, 1998 and July 2, 1999                27,663,898    28,380,708
         Inventories, net                                                        44,298,295    36,323,596
         Deferred income taxes                                                    1,679,601     1,790,011
         Prepaid expenses and other current assets                                1,483,638     1,041,137
                                                                               ------------   -----------
         Total current assets                                                    76,486,285    77,813,843

Property, plant and equipment, net                                               21,242,500    20,244,605

Other assets:
         Deferred financing costs, net of accumulated amortization of
         $1,562,772 and $2,744,749 at July 3, 1998 and July 2, 1999               8,798,329     7,616,352
         Other                                                                        4,495         5,001
                                                                               ------------
                                                                                  8,802,824     7,621,353
                                                                               ------------  ------------
         Total assets                                                          $106,531,609  $105,679,801
                                                                               ============  ============


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
         Accounts payable                                                      $  8,408,498  $  8,289,400
         Accrued interest expense                                                 4,521,240     4,484,043
         Accrued expenses                                                         8,637,847     7,947,616
         Current portion of long-term debt                                        5,049,890     6,549,660
         Total current liabilities                                               26,617,475    27,270,719

Deferred income taxes                                                             1,234,366     1,183,085
Revolving credit agreement                                                        5,600,000            --
Long-term debt    .                                                             235,458,966   235,312,158
Other long-term obligations                                                         300,000       736,524
Redeemable preferred stock                                                        4,135,725     4,545,250
Commitments and contingencies (Note 6)
Stockholders' equity (deficiency):
         Series A Common Stock, $.01 par value, 1,105 shares authorized,
         1,000 shares issued at July 3, 1998
         and July 2, 1999                                                                10            10
         Series B Common Stock, $.01 par value, 1,000 shares authorized,
         1,000 shares issued at July 3, 1998
         and July 2, 1999                                                                10            10
         Additional paid-in capital                                                 199,980       199,980
         Accumulated deficiency                                                (167,014,923) (163,567,434)
         Treasury Stock, at cost (7.5 Series A shares at July 2, 1999)                                        (501)
                                                                              -------------  -------------
         Total stockholders' equity (deficiency)                               (166,814,923)  (163,367,935)
                                                                               ------------- --------------
                  Total                                                        $106,531,609  $ 105,679,801
                                                                               ============  =============

                 See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                         Years Ended
                                                                  ----------------------------------------------------
                                                                     June 27,           July 3,           July 2,
                                                                       1997              1998              1999
                                                                      ------            -------            -----

Net sales                                                          $183,297,733      $211,164,245      $203,900,105
Cost of sales                                                       102,606,239       119,616,037       114,860,210
                                                                  -------------      -------------     -------------
                 Gross profit                                        80,691,494        91,548,208        89,039,895


Operating expenses:
      Selling                                                       18,432,943         22,987,548        23,341,330
      General and administrative                                    26,319,209         30,893,690        34,887,852
                                                                  -------------      -------------     -------------
                                                                    44,752,152         53,881,238        58,229,182
                                                                  -------------      -------------     -------------
                  Operating income                                  35,939,342         37,666,970        30,810,713

Other income (expense):
      Interest expense                                              (9,098,218)      (24,203,492)       (25,019,024)
      Other                                                             99,326           (55,394)           245,821
                                                                  -------------      -------------     -------------

                                                                    (8,998,892)      (24,258,886)        (24,773,203)
                                                                  -------------      -------------     -------------
Income before income taxes and
  extraordinary item                                                 26,940,450        13,408,084           6,037,510
Provision for income taxes                                          (1,440,000)       (5,257,242)         (2,164,530)
                                                                  -------------      -------------     -------------

Income before extraordinary item                                    25,500,450         8,150,842           3,872,980

Extraordinary item, net of tax benefit of $989,634 in 1997
  and $135,286 in 1998                                              (1,484,451)         (202,929)                 --
                                                                  -------------      -------------     -------------
Net income                                                          24,015,999         7,947,913           3,872,980
Preferred stock dividends                                           (1,080,000)       (1,336,205)           (425,491)
                                                                  -------------      -------------     -------------
Net income attributable to
  common shareholders                                             $ 22,935,999       $  6,611,708      $   3,447,489
                                                                  =============      ============      =============
Supplemental information:
      Income before income taxes and extraordinary item           $ 26,940,450

      Pro forma income tax provision                                11,045,000
                                                                  ------------
      Pro forma income before extraordinary item                  $ 15,895,450
                                                                  ============


                       See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

            YEARS ENDED JUNE 27, 1997, JULY 3, 1998 and JULY 2, 1999


                                GFSI      GFSI
                             Holdings,  Holdings,   Winning
                               Inc.       Inc.       Ways,                   Retained                     Notes
                             Series A   Series B      Inc.     Additional    Earnings                   Receivable
                              Common     Common      Common     Paid-In    (Accumulated    Treasury        from
                               Stock      Stock      Stock      Capital    Deficiency)      Stock      Stockholders       Total
                               -----      -----      -----      -------    -----------      -----      ------------       -----
Balance, June 30, 1996                             $ 149,100  $ 1,585,691  $ 35,045,220  $ (2,301,278)                $ 34,478,733
   Reissuance of treasury
     stock                                                      1,134,396                     267,791                    1,402,187
   Net income                                                                24,015,999                                 24,015,999
   Distributions to
      Winning Ways, Inc.                                                    (47,807,375)                               (47,807,375)
        shareholders
   Distributions and
      recapitalization of
      Winning Ways, Inc.                            (149,100)  (2,720,087)  (182,327,938)   2,033,487                 (183,163,638)
   Issuance of GFSI
      Holdings, Inc.
      Series A and B
      Common Stock (net of
      issuance costs of
      $1,472,637)              $  10     $  10                    199,980     (1,472,537)                $ (788,500)    (2,061,037)
      Accrued dividends on
        redeemable
        preferred stock                                                       (1,080,000)                               (1,080,000)
                               -----     -----     ----------  ----------  -------------- ------------  -----------   -------------
Balance, June 27, 1997            10        10                    199,980   (173,626,631)                 (788,500)   (174,215,131)
     Redemption of notes
       receivable from
       stockholders                                                                                        788,500         788,500
     Net income                                                                7,947,913                                 7,947,913
     Accrued dividends on
       redeemable
       preferred stock                                                        (1,336,205)                               (1,336,205)
                               -----     -----     ----------  ----------  -------------- ------------  -----------   -------------
Balance, July 3, 1998             10         10                   199,980   (167,014,923)                             (166,814,923)
      Net income                                                               3,872,980                                 3,872,980
      Accrued dividends on
         redeemable preferred
         stock                                                                  (425,491)                                 (425,491)
      Treasury stock purchase                                                                    (501)                        (501)
                               -----     -----     ----------  ----------  -------------- ------------  -----------  --------------

Balance, July 2, 1999          $  10     $  10     $        -  $  199,980  $(163,567,434) $      (501)  $        --  $(163,367,935)
                               =====     =====     ==========  ==========  ============== ============  ===========  ==============

                 See notes to consolidated financial statements.


                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Years Ended
                                                                          -------------------------------------------
                                                                          June 27, 1997    July 3,1998   July 2, 1999
                                                                          -------------    -----------   ------------
Cash flows from operating activities:
  Net income                                                                $24,015,999     $7,947,913   $  3,872,980
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                           3,174,863      2,938,400      3,083,490
       Amortization of deferred financing costs                                 394,264      1,184,613      1,181,977
       (Gain) loss on sale or disposal of property, plant and equipment         (11,659)        15,206        (44,282)
       Deferred income taxes                                                    250,366       (695,601)      (161,691)
       Amortization of discount on long-term debt                                    --      4,581,163      6,402,801
       Increase in cash value of life insurance                              (1,041,343)            --             --
       Extraordinary loss                                                     2,473,192        338,215             --
  Changes in operating assets and liabilities:
       Accounts receivable, net                                              (1,122,137)    (3,958,309)      (716,810)
       Inventories, net                                                      (9,778,813)    (6,736,529)     7,974,699
       Prepaid expenses, other current assets and other assets                 (481,061)      (197,492)       441,995
       Income taxes payable                                                     200,000      (200,000)             --
       Accounts payable, accrued expenses and other long-term obligations     7,954,986     (1,324,416)      (996,526)
                                                                            ------------   ------------   ------------
            Net cash provided by operating activities                        26,028,657      3,893,163     21,038,633
                                                                            ------------   ------------   -----------

Cash flows from investing activities:
       Proceeds from sales of property, plant and equipment                     948,993        323,375        249,398
       Proceeds from surrender or transfer of cash value of life insurance    5,309,214             --             --
       Purchased of property, plant and equipment                            (2,615,228)    (2,971,624)    (2,290,711)
                                                                            ------------    -----------    -----------
            Net cash provided by (used in) investing activities               3,642,979     (2,648,249)    (2,041,313)
                                                                            -----------     -----------    -----------
Cash flows from financing activities:
       Net changes to revolving credit agreement borrowings                          --      2,600,000     (5,600,000)
       Net changes to short-term borrowings                                  (7,000,000)            --             --
       Issuance of revolving credit agreement                                 3,000,000             --             --
       Issuance of senior subordinated notes.                               125,000,000             --             --
       Issuance of subordinated notes                                        25,000,000             --             --
       Issuance of  Credit Agreement                                         67,000,000             --             --
       Proceeds from long-term debt                                                  --        427,694             --
       Payments on long-term debt                                           (24,276,038)    (4,500,000)    (5,049,839)
       Cash paid for penalties related to early extinguishment of debt       (2,390,546)             --            --
       Cash paid for financing costs                                        (10,398,654)      (316,767)            --
       Distributions to Winning Ways, Inc. shareholders                     (47,807,375)            --             --
       Distributions and recapitalization of Winning Ways, Inc.            (183,163,638)            --             --
       Issuance of GFSI Holdings, Inc. Common Stock                          (1,272,537)            --             --
       Redemption of notes receivable from sale of stock                             --        788,500             --
       Redemption of preferred stock                                                 --             --        (15,966)
       Treasury stock purchase                                                       --             --           (501)
       Proceeds from training grants                                                 --             --        586,524
       Issuance of redeemable preferred stock                                26,211,500             --             --
       Proceeds from sales of treasury stock                                  1,402,187             --             --
                                                                         ---------------    -----------  -------------
            Net cash used in financing activities                           (28,695,101)    (1,000,573)   (10,079,782)
                                                                         ---------------    -----------  -------------
            Net increase in cash and cash equivalents                           976,535        244,341      8,917,538

  Cash and cash equivalents
     Beginning of period                                                        139,977      1,116,512      1,360,853
                                                                         --------------    -----------   -------------
     End of period                                                       $    1,116,512    $ 1,360,853   $ 10,278,391
                                                                         ==============    ===========   ============
  Supplemental cash flow information:
       Interest paid                                                     $    4,074,961    $18,814,599   $ 17,295,085
                                                                         ==============    ===========   ============
       Income taxes paid                                                             --    $ 6,314,500   $  2,804,209
                                                                         ==============    ===========   ============

  Supplemental schedule of non-cash financing activities:
    Exchange of subordinated notes and preferred stock for
      discount notes                                                     $           --    $50,000,000
                                                                         ==============    ===========

    Notes receivable from sale of stock                                  $      788,500
                                                                         ==============

    Accrual of preferred stock dividends                                 $    1,080,000    $ 1,336,205   $    425,491
                                                                         ==============    ===========   ============

                 See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 27, 1997, JULY 3, 1998 AND JULY 2, 1999


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

         The following summarizes the sources and uses of funds by the transactions described above (in millions):

         Sources of Funds:

         Credit Agreement.......................................     $ 68.0
         Senior Subordinated Notes due 2007.....................      125.0
         Equity Contribution from GFSI Holdings, Inc............       51.4
         Existing cash balances in the business.................        9.4
                                                                    -------
                           Total sources........................     $253.8
                                                                     ======
       Uses of Funds:
         Cash purchase price of the Acquisition.................     $183.1
         Repayment of Existing Indebtedness.....................       59.2
         Fees and expenses......................................       11.5
                                                                    -------
                    Total uses..................................     $253.8
                                                                    =======

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Subsequent to the recapitalization transactions described above, GFSI is a wholly-owned subsidiary of Holdings. Holdings is dependent upon the cash flows of GFSI to provide funds to service the indebtedness represented by $50.0 million of Holdings Series B Senior Discount Notes due 2009 ("Holdings Discount Notes"). Holdings Discount Notes do not have an annual cash flow requirement until 2005. Additionally, Holdings' cumulative non-cash preferred stock dividends total approximately $425,000 annually.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business -- Holdings' through its wholly-owned subsidiary, GFSI, is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports. The Company's customer base is spread throughout the United States.

         Principles of Consolidation -- The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, GFSI. All significant intercompany accounts and transactions have been eliminated.

         Fiscal Year -- During 1997, Holdings converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, Holding's fiscal year ended June 30. The twelve month periods ended June 30, 1996, June 27, 1997 and July 2, 1999 each contain 52 weeks and the twelve month period ended July 3, 1998 contains 53 weeks.

         Cash and Cash  Equivalents -- Holdings   considers  all  highly  liquid
investments with an original maturity of three months or less to be cash equivalents.

         Inventories -- Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Included in inventories are markdown allowances of $1,464,865 and $1,174,147 at July 3, 1998 and July 2, 1999, respectively.

         Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred.

         Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:


         Buildings and improvements                 40 years
         Furniture and fixtures                   3-10 years

         Long-Lived Assets -- Impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or disposal based upon a review of expected undiscounted cash flows. The Company expects the carrying amounts to be fully recoverable.

         Deferred Financing Costs -- Deferred financing costs are amortized using the straight-line method over the shorter of the terms of the related loans or the period such loans are expected to be outstanding. Amortization of deferred financing costs is included in interest expense.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Derivative Financial Instruments--Holdings is a party to an interest rate swap agreement. Income or expense resulting from interest rate swap agreements used in conjunction with on-balance sheet liabilities are accounted for on an accrual basis and recorded as an adjustment to expense on the matched instrument. Interest rate swap agreements that are not matched with specific liabilities are recorded at fair value, with changes in the fair value recognized in current operations.

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

         Advertising Costs -- All costs related to advertising Holdings' products are expensed in the period incurred. Advertising expenses totaled $1,383,261, $1,631,259 and $1,658,814 for the years ended June 27, 1997, July 3,
1998 and July 2, 1999, respectively.

         Income Taxes -- Effective July 1, 1982, GFSI's predecessor, Winning Ways, Inc., elected to be taxed under the S-Corporation provisions of the Internal Revenue Code which provide that, in lieu of corporate income taxes, the shareholders are taxed on the Company's taxable income. Therefore, no provision or liability for income taxes is reflected in the accompanying statements through February 27, 1997. Upon consummation of the recapitalization transactions (described in Note 1) on February 27, 1997, the Company converted from S-Corporation to C-Corporation status for income tax reporting purposes. In conjunction with this change in tax status, the Company began accounting for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

         Supplemental information for the year ended June 27, 1997 relative to the statement of income has been provided which reflects a provision for income taxes assuming a 41% effective income tax rate.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         New Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining what impact the adoption of SFAS No. 133 will have on its financial position and results of operations

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of internal use computer software at various stages of development. This SOP is effective for fiscal years beginning after December 15, 1998. The Company does not expect the implementation of this SOP to have a material impact on the Company's financial position or results of operations.

         Business Segments -- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This pronouncement establishes standards for the way that enterprises report information about operating segments in annual and interim financial statements. The Company adopted SFAS No. 131 during fiscal 1999. The Company has determined that it currently operates in one segment.

         Reclassifications--Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.


3.   PROPERTY, PLANT AND EQUIPMENT

                                               July 3, 1998     July 2, 1999
                                               ------------     ------------

Land                                          $   2,455,373    $   2,455,373
Buildings and improvements                       20,358,360       20,493,021

Furniture and fixtures                           14,615,142       16,351,396
                                                 ----------       ----------
                                                 37,428,875       39,299,790
Less accumulated depreciation                    16,578,089       19,368,979
                                                 ----------       ----------

                                                 20,850,786       19,930,811
Construction in progress                            391,714          313,794
                                               ------------      -----------
                                               $ 21,242,500     $ 20,244,605
                                               ============     ============

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       REVOLVING CREDIT AGREEMENT

         In conjunction with the recapitalization transactions (see Note 1), the Company obtained a $50,000,000 secured line of credit (the "Line") with an interest rate that periodically adjusts to the Eurodollar rate plus 2.25% (9.5% at July 3, 1998). The Line is secured by substantially all of the property, plant and equipment of the Company and matures in December of 2002. The Line is subject to certain restrictions and covenants, among them being the maintenance of certain financial ratios, the most restrictive of which require the Company to maintain a fixed charge coverage ratio greater than 1.02 to 1.0, an interest expense coverage ratio of greater than 1.45 to 1.0 and a maximum leverage ratio of less than 5.75 to 1.0, as defined in the agreement. The Company is limited with respect to the making of payments (dividends and distributions), the incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers, and transfers, and the use of loan proceeds. Borrowings against this Line totaled $5,600,000 at July 3, 1998. There were no borrowings against this line as of July 2, 1999.

         Letters of credit against this Line at July 3, 1998 and July 2, 1999, for unshipped merchandise aggregated $23,744,257 and $17,783,802 , respectively. Stand-by letters of credit issued against the Line at July 3, 1998 and July 2, 1999, aggregated $1,198,107 and $1,866,561, respectively.


5.   LONG-TERM DEBT

         Long-term debt consists of:

                                                                                   July 3,         July 2,
                                                                                    1998             1999
                                                                                    -----            ----
Senior Subordinated Notes, 9.625% interest rate, due 2007                         $125,000,000    $125,000,000

Term Loan A, variable interest rate, 7.688% and 7.4375%
    at July 3, 1998 and July 2, 1999, respectively, due 2002                        35,750,000      31,000,000

Term Loan B, variable interest rate,  8.188% and 7.9375%
    at July 3, 1998 and July 2, 1999, respectively, due 2004                        24,750,000      24,500,000

Subordinated Discount Notes, 11.375% interest rate, due 2009                        54,581,162      60,983,963

Mortgage payable to the City of Bedford, Iowa, 7.60% interest rate                     427,694         377,855
                                                                                 -------------   -------------
                                                                                   240,508,856     241,861,818
Less current portion                                                                 5,049,890       6,549,660
                                                                                  ------------    ------------
                                                                                  $235,458,966    $235,312,158
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

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As discussed in Note 10 to the consolidated financial statements, the floating interest rate on a Winning Ways line of credit agreement was partially converted to a fixed interest rate of 5.62% by a $7,000,000 notional amount interest rate swap agreement terminating on November 20, 2000. This interest rate swap agreement was not terminated at February 27, 1997 in conjunction with the early extinguishment of the debt. Such interest rate swap has been redesignated to the new Term Loan A debt agreement.

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

         Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1, commencing September 1, 1997. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2002 at the redemption prices listed below:

         Year                                  Percentage
         ----                                  ----------
         2002                                   104.813%
         2003                                   103.208
         2004                                   101.604
         2005 and thereafter                    100.000

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

         At July 2, 1999, the Senior Subordinated Notes estimated fair value approximated $105,000,000.

         The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of July 2, 1999, the Company was in compliance with all such covenants.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Discount Notes include certain affirmative and negative covenants. As of July 2, 1999, the Company was in compliance with all such covenants.

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

         In December 1998, the Company received $300,000 from the Community Economic Betterment Account of the Iowa Department of Economic Development (the "CEBA Grant") that is included in other long-term obligations in the accompanying Consolidated Balance Sheets. The CEBA Grant will be forgiven by the Iowa Department of Economic Development if the Company meets certain Iowa employment requirements as of June 30, 2001 and for a period of thirteen weeks following June 30, 2001 and assuming such requirements are met, the CEBA Grant will be recognized as income. Management believes that the requisite Iowa employment levels will be reached prior to June 30, 2001.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Aggregate maturities of the Holdings' long-term debt as of July 2, 1999 are as follows assuming a 52/53 week fiscal year:

         Fiscal year,
         2000                             $  6,549,660
         2001                                8,058,052
         2002                               10,062,621
         2003                               14,567,549
         2004                               16,572,865
         Thereafter                        186,051,071
                                          ------------
         Total                            $241,861,818
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

         Redeemable preferred stock consists of the following:

                                                      July 3,          July 2,
                                                       1998             1999
                                                   ------------     -----------
Series A 12% Cumulative Preferred Stock,
   $0.1 par value 1,774 and 1,761 shares
   outstanding at July 3, 1998 and
   July 2, 1999, respectively                       $ 2,067,863     $ 2,264,559

Series B 12% Cumulative Preferred Stock,
   $0.1 par value, 1,445 and  shares
   outstanding  at July 3, 1998 and July 2, 1999      1,684,925       1,858,337

Series C 12% Cumulative Preferred Stock,
  $0.1 par value, 329  and  shares
  outstanding  at July 3, 1998 and July 2, 1999         382,937         422,354
                                                    -----------     -----------

                                                    $ 4,135,725     $ 4,545,250
                                                    ===========     ===========


8.   PROFIT SHARING AND 401(k) PLAN

         On August 1, 1996, the Company amended its previously non-contributory defined contribution plan to include employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participant's annual compensation. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan related to the 401(k) match and profit sharing portions totaled $131,843 and $443,624, respectively for the year ended June 27, 1997, $288,521 and $344,177, respectively for the year ended July 3, 1998, and $364,096 and $476,291, respectively for the year ended July 2, 1999.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   INCOME TAXES

         The provisions for income taxes for the years ended June 27, 1997, July 3, 1998 and July 2, 1999 consist of the following:

                                                      June 27,       July 3,        July 2,
                                                       1997           1998           1999
                                                      ------         -------        ------
Current income tax provision                       $   200,000     $ 5,682,271    $ 2,326,221

Deferred income tax provision (benefit)                250,366        (560,315)      (161,691)
                                                   -----------     -----------    ------------

              Total income tax provision           $   450,366     $  5,121,956   $ 2,164,530
                                                   ===========     ============   ===========

Allocated to:

         Operating activities                       $1,440,000     $ 5,257,242    $ 2,164,530
         Extraordinary loss.                         (989,634)       (135,286)             --
                                                   -----------     -----------    ------------
         Total income tax provision                $  450,366      $ 5,121,956    $ 2,164,530
                                                   ===========     ============   ============


         The income tax provisions from operating activities differ from amounts computed at the statutory federal year ended income tax rate as follows:


                                                    June 27, 1997           July 3, 1998             July 2, 1999
                                                 --------------------   ---------------------    --------------------
                                                   Amount        %          Amount        %       Amount           %
                                                   ------        -          ------        -       ------           -

Income tax provision at the statutory rate      $ 9,429,158     35.0%   $ 4,692,829     35.0%    $ 2,052,753     34.0%
Income attributable to S-Corporation earnings    (9,146,583)   (34.0)            --       --              --       --
Change in tax status to C-Corporation               993,621       3.7            --       --              --       --
Effect of state income taxes, net of federal        163,804        .6       670,405      5.0         241,500      4.0
  benefit
Other                                                                      (105,992)     (.8)       (129,723)    (2.2)
                                                -----------    ------   -----------     -----    -----------     -----
                                                $ 1,440,000      5.3%   $ 5,257,242     39.2%    $ 2,164,530     35.8%
                                                ===========    ======   ===========     =====    ===========     =====


                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of and July 3, 1998 and July 2, 1999, along with the income tax effect of each, are as follows:


                                                     July 3, 1998                       July 2, 1999
                                                 Deferred Income Tax                Deferred Income Tax
                                           -----------------------------      --------------------------------
                                             Assets         Liabilities          Assets           Liabilities
                                             ------         -----------          ------           -----------

Accounts receivable.                       $   350,668     $        --        $    387,874        $       --
Inventory valuation                            344,318              --             361,154                --
Property, plant, and equipment                      --       1,345,573                  --         1,228,389
Accrued expenses                             1,097,119              --           1,112,767                --
Other                                               --           1,297                  --            26,480
                                            ----------     ------------        -----------       -----------
Total                                      $ 1,792,105     $ 1,346,870         $ 1,861,795       $ 1,254,869
                                           ===========     ============        ===========       ===========



10.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company engages in transactions which result in off-balance sheet risk. Interest rate swap and cap agreements are used in conjunction with on-balance sheet liabilities to reduce the impact of changes in interest rates. Interest rate swap agreements are contractual agreements to exchange, or "swap", a series of interest rate payments over a specified period, based on an underlying notional amount but differing interest rate indices, usually fixed and floating. Interest rate cap agreements are contractual agreements in which a premium is paid to reduce the impact of rising interest rates on floating rate debt. The notional principal amount does not represent a cash requirement, but merely serves as the amount used, along with the reference rate, to calculate contractual payments. Because the instrument is a contract or agreement rather than a cash market asset, the financial derivative transactions described above are referred to as "off-balance sheet" instruments.

         The Company attempts to minimize its credit exposure to counter parties by entering into interest rate swap and cap agreements only with major financial institutions.

         The fair values of the Company's interest rate swap and cap agreements are not recognized in the Financial Statements as they are used in conjunction with on balance sheet liabilities and were as follows:

                     Contract or   Estimated
                      Notional       Fair                Weighted Average
                      Amount        Value                  Interest Rate
                     -----------   ---------         -------------------------
                                                       Receivable       Payable
                                                       ----------       -------
Swap:
July 3, 1998         $ 7,000,000   $  1,700                 5.77%         5.62%
July 2, 1999           7,000,000     (1,574)                 5.0%         5.62%

Cap:
July 3, 1998         $19,000,000         --    greater than 7.50%           --

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         GFSI has entered into two swap agreements to exchange fixed interest rates for floating rate debt payments. One agreement carries a notional amount of $7,000,000 and terminates on November 18, 2000, as further described in Note 5 to the consolidated financial statements. The notional amount of the other interest rate swap agreement fluctuated based on the GFSI's anticipated level of short-term borrowings with the maximum notional amount equaling $19,900,000. This agreement was effective July 1, 1996, however, this interest rate swap agreement was terminated on February 27, 1997. The $300,000 gain realized by the Company on the terminated swap was deferred and is being amortized over the remaining life of the Credit Agreement.


11.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that GFSI disclose estimated fair values for its financial instruments which include cash and cash equivalents, accounts receivables, short-term borrowings, accounts payables, long-term debt and interest rate swap agreements.

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

         Long-term debt-- Current market values, if available, are used to determine fair values of debt issues with fixed rates. The carrying value of floating rate debt is a reasonable estimate of their fair value.

         Derivative Financial Instruments--Quoted market prices or dealer quotes are used to estimate the fair value of interest rate swap and cap agreements.

         The  following   summarizes  the  estimated  fair  value  of  financial
instruments, by type:


                                                          July 3, 1998                 July 2, 1999
                                                    -------------------------   ----------------------------
                                                       Carrying      Fair          Carrying         Fair
                                                         Amount      Value          Amount          Value
                                                         ------      -----          ------          -----
Assets and liabilities:
Cash and cash equivalents                           $ 1,360,853   $ 1,360,853    $  10,278,391   $ 10,278,391
Accounts receivable                                  27,663,898    27,663,898       28,380,708     28,380,708
Accounts payable                                      8,408,498     8,408,498        8,289,400      8,289,400
Revolving credit agreement                            5,600,000     5,600,000               --             --
Long-term debt                                      240,508,856   244,258,856      241,861,818    204,786,308

Off-Balance Sheet Financial Instruments:
  Interest rate swap agreements
    (asset/(liability))                                      --         1,700               --        (1,574)
  Interest rate cap agreements                               --            --               --            --


         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.   RELATED PARTY TRANSACTIONS

         The Company has entered into supply agreements with several affiliated companies controlled by certain members of Company management. The agreements allow the Company to outsource embroidery work to the affiliates in the event that demand exceeds the Company's manufacturing capacity. Amounts paid to these entities were $4,566,713, $5,781,092 and $5,716,298 for the years ended June 27, 1997, July 3, 1998 and July 2, 1999, respectively.

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

         In connection with the transactions on February 27, 1997, Holdings entered into an agreement with an affiliate of the Company to render services to the Company including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. In connection with the transactions, the Company paid the affiliate $3.25 million pursuant to the terms of the affiliate agreement during 1997.
These fees are included as deferred financing costs in the accompanying financial statements. In addition, the Company incurred consulting fees totaling $500,000 for each of the years ended, June 27, 1997, July 3, 1998 and July 2, 1999, which are included in general and administrative expenses in the accompanying consolidated financial statements.

         Effective upon the consummation of the transactions on February 27, 1997, Holdings entered into a noncompete agreement with a shareholder. In exchange for the covenant not to compete, the shareholder will be paid $250,000 per annum for a period of ten years. For each of the years ended, June 27, 1997, July 3, 1998 and July 2, 1999, $250,000 of expense related to this agreement was included in general and administrative expenses in the accompanying consolidated financial statements.

         The Subordinated Notes, as described in Note 5 to the financial statements, were issued to an affiliate of the Jordan Company. Interest expense paid to the Jordan Company affiliate totaled $1,141,667 during the year ended July 3, 1998.

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
GFSI Holdings, Inc. and subsidiary
Lenexa, Kansas

         We have audited the consolidated financial statements of GFSI Holdings, Inc. and subsidiary as of July 2, 1999 and July 3, 1998, and for each of the three years in the period ended July 2, 1999, and have issued our report thereon dated August 20, 1999. Our audits also included the financial statement schedule which follows. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Kansas City, Missouri
August 20, 1999

                                                                     SCHEDULE I



                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                               PARENT COMPANY ONLY

                                 BALANCE SHEETS
                          July 3, 1998 and July 2, 1999




                                                                    July 3,         July 2,
                                                                     1998            1999
                                                                --------------   -------------
ASSETS:
- -------
Current assets:
     Cash                                                        $     14,682   $      14,682
     Income tax receivables                                         1,353,030         892,721
                                                                 ------------   -------------

                                                                    1,367,712         907,403
Deferred financing costs                                              294,769         268,372
                                                                 ------------   -------------
                                                                 $  1,662,481   $   1,175,775
                                                                 ============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
- ----------------------------------------

Current liabilities--accrued expenses                            $    133,229   $          --

Negative investment in GFSI, Inc.                                 109,627,289     109,627,289

Long-term debt                                                     54,581,162      60,983,963
Redeemable preferred stock                                          4,135,725       4,545,250

Stockholders' deficiency:
    Common stock                                                           20              20
    Accumulated deficiency                                       (166,814,944)   (173,980,246)

    Treasury stock, at cost (7.5 shares at July 2, 1999)                   --            (501)
                                                                -------------   -------------

                    Total stockholders' deficiency              (166,814,944)   (173,980,727)
                                                                -------------   -------------

                                                                $  1,662,481    $   1,175,775
                                                                ==============  =============

                                                                     SCHEDULE I



                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                               PARENT COMPANY ONLY

                              STATEMENTS OF INCOME
                 Period from February 27, 1997 (Date operations
            commenced) to June 27, 1997, Year Ended July 3, 1998 and
                             Year Ended July 2, 1999





                                                                         Period from
                                                                       February 27, 1997-         Year Ended      Year Ended
                                                                          June 27, 1997         July 3, 1998     July 2, 1999
                                                                       -------------------    ---------------   --------------
General and administrative expenses                                       $            --      $      (1,336)    $   (29,510)
Other income                                                                       18,185             11,680             --
Interest expense                                                              (1,010,737)         (4,986,383)     (6,429,198)
                                                                          ---------------      -------------    -------------
Loss before income taxes, extraordinary item and equity in net
  income of GFSI, Inc.                                                          (992,552)         (4,976,039)     (6,458,708)
Income tax benefit                                                               397,021           1,990,416       2,518,896
                                                                          ---------------      -------------    -------------
Loss before extraordinary item and equity in net income
  of GFSI, Inc.                                                                 (595,531)         (2,985,623)     (3,939,812)
Extraordinary loss, net of tax benefit of $135,000                                    --            (202,929)             --
                                                                          ---------------      --------------   -------------
Loss before equity in net income of GFSI, Inc.                                  (595,531)         (3,188,552)     (3,939,812)
Equity in net income of GFSI, Inc.                                            24,611,530          11,136,465       7,812,792
                                                                          ---------------      -------------    -------------
Net income                                                                    24,015,999           7,947,913       3,872,980
Preferred stock dividends                                                     (1,080,000)         (1,336,205)       (425,491)
                                                                           --------------      -------------    -------------
Net income attributable to common shareholders                             $  22,935,999       $   6,611,708    $  3,447,489
                                                                           ==============      ==============   ============


                                                                      SCHEDULE I

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                               PARENT COMPANY ONLY

                            STATEMENTS OF CASH FLOWS
                 Period from February 27, 1997 (Date operations
            commenced) to June 27, 1997, Year Ended July 3, 1998 and
                             Year Ended July 2, 1999

                                                                               Period from             Year           Year
                                                                          February 27, 1997-          Ended           Ended
                                                                              June 27, 1997    July 3, 1998    July 2, 1999
                                                                          ------------------  --------------   ------------
Cash flows from operating activities:
Net income                                                                   $  24,015,999    $   7,947,913    $  3,872,980
Adjustments to reconcile net income to net cash provided by
operating activities:
        Deferred tax provision                                                    (259,271)              --             --
        Equity in net income of GFSI, Inc.                                     (24,611,530)     (11,136,465)    (7,812,792)
        Distributions received from GFSI, Inc.                                     870,987        1,141,667             --
        Amortization of deferred financing costs                                        --           27,364         26,397
        Amortization of discount on long-term debt                                      --        4,300,683      6,402,801
        Extraordinary loss                                                              --          338,215             --
Changes in:
              Accounts receivable                                                  (18,185)          18,185             --
              Income tax receivable                                               (138,750)      (1,215,280)       460,309
              Accrued expenses                                                     483,333         (350,105)      (133,228)
              Deferred income taxes                                                     --          259,271             --
                                                                             --------------   --------------    -----------
                     Net cash provided by operating activities                     343,583        1,331,448      2,816,467
                                                                             --------------   --------------    -----------

Cash flows from investing activities--Equity contribution to GFSI, Inc.        (49,938,963)              --             --
                                                                             --------------   --------------    -----------
                     Net cash used in investing activities                     (49,938,963)              --             --
                                                                             --------------   --------------    -----------

Cash flows from financing activities:
     Issuance of subordinated notes                                             25,000,000               --             --
     Issuance of redeemable preferred stock                                     27,000,000               --             --
     Issuance of common stock, net of offering costs                           (2,061,037)               --             --
     Capital contribution to GFSI, Inc.                                                --        (1,000,000)    (2,800,000)
     Cash paid for financing costs                                               (343,583)         (316,766)            --
     Redemption of preferred stock                                                     --                --        (15,966)
     Treasury stock purchase                                                           --                --           (501)
                                                                             -------------    --------------    -----------
                      Net cash provided by (used in) financing activities      49,595,380        (1,316,766)     (2,816,467)
                                                                             -------------    --------------    -----------
Net increase in cash                                                                   --            14,682             --
                                                                             -------------    -------------     ------------
Cash, beginning of period                                                              --                --          14,682
                                                                             -------------    --------------    -----------

Cash, end of period                                                          $         --     $      14,682     $   14,682
                                                                             =============    =============     ==========

Supplemental schedule of non-cash financing activities:
     Exchange of subordinated notes and preferred stock for
     discount notes                                                                           $ 50,000,000
                                                                                              =============
     Accrual of preferred stock dividends                                                     $  1,336,205      $   425,491
                                                                                              =============     ===========


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10 - Directors and Executive Officers

The following sets forth the names and ages of Holdings' directors and executive officers and the positions they hold as of the date of this annual report:

Name                           Age          Position with Company
- ----                           ---          ---------------------

Robert M. Wolff                 64          Chairman
John L. Menghini                49          President, Chief Executive Officer
                                              and Director
Robert G. Shaw                  48          Senior Vice President, Finance and
                                              Human Resources and Director
Larry D. Graveel                50          Executive Vice President, Chief
                                              Operating Officer and Director
Michael H. Gary                 46          Senior Vice President, Sales
                                              Administration
A. Richard Caputo, Jr.          33          Director
John W. Jordan II               51          Director
David W. Zalaznick              45          Director


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

         John L. Menghini was recently appointed Chief Executive Officer. He has served as President, Chief Operating Officer and a director of the Company since 1984. Prior to that, Mr. Menghini served as a merchandise manager of the Company since 1977.

         Robert G. Shaw has served as Senior Vice President, Finance and Human Resources and a director of the Company since 1993. Prior to that, Mr. Shaw held several management positions with the Company since 1976, including Vice President of Finance.

         Larry D. Graveel was recently appointed Chief Operating Officer. He has served as a director of the Company since February 1997 and as Senior Vice President, Merchandising of the Company since 1993. Prior to that, Mr. Graveel served as a merchandising manager of the Company since 1984.

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

         John W. Jordan II has served as a director of the Company since February 1997. Mr. Jordan has been a managing director of TJC since 1982. Mr. Jordan is also a director of Jordan Industries, Inc., Carmike Cinemas, Inc., American Safety Razor Company, Apparel Ventures, Inc., AmeriKing, Inc., Jordan Telecommunication Products, Inc., Motors and Gears, Inc., Jackson Products, Inc. and Rockshox, Inc. as well as other privately held companies.

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

                                           Fiscal                                                Other Annual
Position                                    Year               Salary            Bonus       Compensation (1)
- --------                                   ------           -----------       ----------     ----------------
Robert M. Wolff, Chairman                  1999              $  170,000                $       $           --
                                           1998                 155,000               --                   --
                                           1997                 147,498               --               16,822
John L. Menghini                           1999                 250,000          378,365                6,400
     President and Chief                   1998                 250,000          422,750                7,040
     Executive Officer                     1997                 249,038          300,000               14,773
Robert G. Shaw, Senior Vice President      1999                 160,000          166,112                6,400
     and Chief Financial Officer           1998                 160,000          194,112                7,040
                                           1997                 159,615          120,000               14,773
Larry D. Graveel                           1999                 180,000          177,983                6,400
     Executive Vice President              1998                 180,000          201,060                7,040
     Chief Operating Officer               1997                 179,615          120,000               17,809
Michael H. Gary                            1999                 180,000          171,035                6,400
     Senior Vice President                 1998                 180,000          194,112                7,040
                                           1997                 185,769          120,000               18,973

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

                                                        Amount of Beneficial
                                                              Ownership
                                                    ---------------------------
                                                      Number
                                                        of           Percentage
                                                       Shares          Owned
                                                     ---------       -----------
Executive Officers and Directors:
- --------------------------------

Robert M. Wolff (2)(3)                                     60.0         3.0%
John L. Menghini (2)(4)                                   257.0         12.9
Robert G. Shaw (2)(5)                                     235.0         11.8
Larry D. Graveel (2)(6)                                   110.0          5.5
Michael H. Gary (2)(7)                                    110.0          5.5
John W. Jordan II (8)(9)                                78.3125          3.9
David W. Zalaznick(8)                                   78.3125          3.9
A. Richard Caputo, Jr. (8)                                 50.0          2.5
All directors and executive officers
  as a group (8 persons)                               971.125          48.7

Other Principal Stockholders:
- -----------------------------

JZ Equity Partners PLC (10)                              500.0          25.0
Leucadia Investors, Inc. (11)                            125.0           6.3


- -------------

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

         Wolff Noncompetition Agreement. In connection with the Acquisition of Winning Ways, Holdings entered into a Noncompetition Agreement with Robert M. Wolff (the "Wolff Noncompetition Agreement"). Pursuant to the Wolff Noncompetition Agreement, Mr. Wolff will not, directly or indirectly, (i) (a) engage in or have any active interest in any sportswear or activewear business comparable to that of the Company or (b) sell to, supply, provide goods or services to, purchase from or conduct business in any form with the Company or Holdings for a ten-year period ending on the tenth anniversary of the Acquisition, (ii) disclose at any time other than to the Company or Holdings any Confidential Information (as defined in the Wolff Noncompetition Agreement) and
(iii) engage in any business with the Company or Holdings through an affiliate for as long as Mr. Wolff or any member of his family is the beneficial owner of Holdings' capital stock. In exchange for his covenant not to compete, Holdings will pay Mr. Wolff $250,000 per annum for a period of ten years. In the event that the Wolff Noncompetition Agreement is terminated for Cause (as defined in the Wolff Noncompetition Agreement), Holdings will no longer be obligated to make any payment to Mr. Wolff, but Mr. Wolff will remain obligated to comply with the covenants set forth in the Wolff Noncompetition Agreement until its expiration on the tenth anniversary of the Acquisition.

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

                                  EXHIBIT INDEX

    Exhibit
    Number         Description                                             Page
    ------         -----------                                             ----

     1      Purchase Agreement, dated September 17, 1997, by and
            among GFSI Holdings, Inc. and Donaldson,
            Lufkin & Jenrette Securities Corporation.                       *

     2.1    Agreement for Purchase and Sale of Stock, dated January 24,
            1997,  among GFSI Holdings, Inc., GFSI, Inc. and the
            Shareholders of Winning Ways, Inc.                              *

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

     4.5    Subscription and Stockholders Agreement, dated
            February 27, 1997, by and among GFSI Holdings, Inc.
            and the investors listed thereto                                *

    Exhibit
    Number   Description                                                   Page
    ------   -----------                                                   ----

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

     10.3   Tax Sharing Agreement, dated February 27, 1997,
            between GFSI, Inc. and GFSI Holdings, Inc.                       *


     10.4   Management Consulting Agreement, dated February 27, 1997,
            between GFSI Holdings, Inc. and TJC Management Corporation       *

     10.5   Employment Agreement, dated February 27, 1997, between
            GFSI, Inc. and Robert M. Wolff                                   *

     10.6   Noncompetition Agreement, dated February 27, 1997, between
            GFSI Holdings, Inc. and Robert M. Wolff                          *

     10.7 Form of Indemnification Agreement, dated February 27, 1997, between GFSI Holdings, Inc. and its director and
            executive officers                                              *

     10.8   Form of Promissory Note, dated February 27, 1997, between
            GFSI Holdings, Inc. and the Management Investors                *

     12     Statement re: Computation of Ratios

     25     Statement of Eligibility of Trustee                             *

     27     Financial Data Schedule

     * Incorporated by reference to the exhibits filed with the Registration Statement on Form S-4 of Holdings filed with the Securities and Exchange Commission on December 17, 1997 (Commission File No. 333-38951) and all supplements thereto.


     (b)    Reports on Form 8-K

     None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 1999.

                                           GFSI HOLDINGS, INC.

                                           By:  /s/  JOHN L. MENGHINI
                                              ---------------------------------
                                              John L. Menghini
                                              President, Chief Executive Officer
                                               and a Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 28, 1999.

           Signatures                              Title
           ----------                              -----


   /s/   ROBERT M. WOLFF           Chairman and a Director
- -----------------------------
     Robert M. Wolff


  /s/   JOHN L. MENGHINI           President, Chief Executive Officer
- -----------------------------      and a Director (Principal Executive Officer)
     John L. Menghini


  /s/   ROBERT G. SHAW             Senior Vice President, Finance and a Director
- -----------------------------      (Principal Financial and Accounting Officer)
     Robert G. Shaw



  /s/   LARRY D. GRAVEEL           Executive Vice President, Chief Operating
- -----------------------------      Officer and a Director
     Larry D. Graveel



  /s/   A. RICHARD CAPUTO, JR.     Vice President and a Director
- ------------------------------
     A. Richard Caputo, Jr.



  /s/   JOHN W. JORDAN II          Director
- -------------------------------
      John W. Jordan II




  /s/   DAVID W. ZALAZNICK         Director
- -------------------------------
      David W. Zalaznick