Form 10-K/A
period 1999-07-02
GFSI HOLDINGS INC
filed 1999-10-13
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

Item 11 of the Form 10-K, filed with the Securities and Exchange Commission on September 30, 1999, is hereby amended and restated to read in its entirety as follows:

Item 11 - Executive Compensation

         The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's top five executive officers for services rendered to the Company during each of the three most recent fiscal years. The executive officers include Robert M. Wolff, Chairman, John L. Menghini, President and Chief Executive Officer, Robert G. Shaw, Senior Vice President, Finance and Human Resources, Larry D. Graveel, Executive Vice
President and Chief Operating Officer, and Michael H. Gary, Senior Vice President, Sales Administration.

                                           Fiscal                                              Other Annual
Position                                    Year               Salary            Bonus       Compensation (1)
--------                                   ------           -----------       ----------     ----------------
Robert M. Wolff, Chairman                  1999              $  170,000       $       --       $           --
                                           1998                 155,000               --                   --
                                           1997                 147,498               --               16,822
John L. Menghini                           1999                 250,000          255,615                6,400
     President and Chief                   1998                 250,000          422,750                7,040
     Executive Officer                     1997                 249,038          300,000               14,773
Robert G. Shaw, Senior Vice President      1999                 160,000           92,000                6,400
     and Chief Financial Officer           1998                 160,000          194,112                7,040
                                           1997                 159,615          120,000               14,773
Larry D. Graveel                           1999                 180,000           96,923                6,400
     Executive Vice President              1998                 180,000          201,060                7,040
     Chief Operating Officer               1997                 179,615          120,000               17,809
Michael H. Gary                            1999                 180,000           96,923                6,400
     Senior Vice President                 1998                 180,000          194,112                7,040
                                           1997                 185,769          120,000               18,973

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 1999.

                                           GFSI HOLDINGS, INC.

                                           By:  /s/  JOHN L. MENGHINI
                                              ---------------------------------
                                              John L. Menghini
                                              President, Chief Executive Officer
                                               and a Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on October 13, 1999.

           Signatures                              Title
           ----------                              -----


   /s/   ROBERT M. WOLFF           Chairman and a Director
-----------------------------
     Robert M. Wolff


  /s/   JOHN L. MENGHINI           President, Chief Executive Officer
-----------------------------      and a Director (Principal Executive Officer)
     John L. Menghini


  /s/   ROBERT G. SHAW             Senior Vice President, Finance and a Director
-----------------------------      (Principal Financial and Accounting Officer)
     Robert G. Shaw



  /s/   LARRY D. GRAVEEL           Executive Vice President, Chief Operating
-----------------------------      Officer and a Director
     Larry D. Graveel



  /s/   A. RICHARD CAPUTO, JR.     Vice President and a Director
------------------------------
     A. Richard Caputo, Jr.



  /s/   JOHN W. JORDAN II          Director
-------------------------------
      John W. Jordan II




  /s/   DAVID W. ZALAZNICK         Director
-------------------------------
      David W. Zalaznick