Form 10-Q
period 1999-12-31
GFSI HOLDINGS INC
filed 2000-02-11
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________

Commission file number 333-38951
                       ---------



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

Common stock, $0.01 par value per share - 2,000 shares issued and outstanding as of February 1, 2000.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 1999

                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                                 3
                  Consolidated Statements of Income                           4
                  Consolidated Statements of Cash Flows                       5
                  Notes to Consolidated Financial Statements                  6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                7

PART II - OTHER INFORMATION                                                   12

SIGNATURE PAGE                                                                13

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                                       July 2,             December 31,
                                                                                        1999                   1999
                                                                                    ------------           ------------

Assets
Current assets:
     Cash & cash equivalents                                                          $  10,278            $    3,124
     Accounts receivable, net                                                            28,381                35,709
     Inventories, net                                                                    36,324                37,538
     Prepaid expenses and other current assets                                            1,041                   907
     Deferred income taxes                                                                1,790                 1,790
                                                                                      ----------            ---------
Total current assets                                                                     77,814                79,068
Property, plant and equipment, net                                                       20,245                19,933
Other assets:
     Deferred financing costs, net                                                        7,616                 7,026
     Other                                                                                    5                     5
                                                                                      ---------             ---------
Total assets                                                                          $ 105,680             $ 106,032
                                                                                      =========             =========

Liabilities and stockholders' equity (deficiency)
Current liabilities:
     Accounts payable                                                                 $   8,289             $   7,135
     Accrued interest expense                                                             4,484                 4,436
     Accrued expenses                                                                     7,948                 7,627
     Income taxes payable                                                                   -                   1,284
     Current portion of long-term debt                                                    6,550                 6,919
                                                                                       ---------            ---------
Total current liabilities                                                                27,271                27,401
Deferred income taxes                                                                     1,183                 1,183
Revolving credit agreement                                                                 -                     -
Other long-term obligations                                                                 737                   566
Long-term debt, less current portion                                                    235,312               232,083
Redeemable preferred stock                                                                4,545                 4,698
Stockholders' equity (deficiency):
     Common stock, $.01 par value 2,105 shares authorized,
     2,000 shares issued at July 2, 1999 and December 31, 1999                             -                     -
     Additional paid-in capital                                                             200                   200
     Accumulated deficiency                                                            (163,567)             (160,097)
     Treasury stock, at cost (7.5 and 33 series A shares at July 2, 1999
     and December 31, 1999, respectively)                                                    (1)                   (2)
                                                                                      ---------             ---------
Total stockholders' equity (deficiency)                                                (163,368)             (159,899)
                                                                                      ---------             ---------
Total liabilities and stockholders' equity (deficiency)                               $ 105,680             $ 106,032
                                                                                      =========             =========

NOTE: The consolidated balance sheet at July 2, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                              Quarter Ended                       Six Months Ended
                                    --------------------------------    -------------------------------------
                                      January 1,        December 31,        January 1,           December 31,
                                         1999               1999               1999                 1999
                                      ---------         ------------        ----------          -------------

Net sales                             $  55,377           $  51,506           $ 115,422           $ 106,345
Cost of sales                            31,900              30,834              67,727              64,446
                                      ---------           ---------           ---------           ---------
Gross profit                             23,477              20,672              47,695              41,899

Operating expenses:
     Selling                              5,684               5,267              12,106              11,691
     General and administrative           7,348               5,769              14,547              11,957
                                      ---------           ---------           ---------           ---------
                                         13,032              11,036              26,653              23,648
                                      ---------           ---------           ---------           ---------
Operating income                         10,445               9,636              21,042              18,251

Other income (expense):
     Interest expense                    (6,320)             (6,181)            (12,651)            (12,338)
     Other, net                              25                  34                  60                 130
                                      ---------           ---------           ---------           ---------
                                         (6,295)             (6,147)            (12,591)            (12,208)
                                      ---------           ---------           ---------           ---------
Income before income taxes                4,150               3,489               8,451               6,043
Provision for income taxes                1,662               1,355               3,391               2,361
                                      ---------           ---------           ---------           ---------
Net income                                2,488               2,134               5,060               3,682
Preferred stock dividends                  (106)               (105)               (212)               (212)
                                      ---------           ---------           ---------           ---------
Net income attributable to
     common shareholders              $   2,382           $   2,029           $   4,848           $   3,470
                                      =========           =========           =========           =========


See notes to consolidated financial statements.


GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)


                                                                                            Six Months Ended
                                                                                      -----------------------------
                                                                                       January 1,      December 31,
                                                                                          1999             1999
                                                                                       ---------       ------------

Cash flows from operating activities:
Net income                                                                             $   5,060         $   3,682
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                                          1,516             1,605
     Amortization of deferred financing costs                                                591               591
     (Gain) loss on sale or disposal of property, plant and equipment                         71               (16)
     Deferred income taxes                                                                  (112)             -
     Amortization of discount on long-term debt                                            3,064             3,469
Changes in operating assets and liabilities:
     Accounts receivable, net                                                             (7,553)           (7,327)
     Inventories, net                                                                      8,379            (1,214)
     Prepaid expenses, other current assets and other assets                                 491               133
     Income taxes payable                                                                    847             1,284
     Accounts payable, accrued expenses and other
        long-term obligations                                                               (851)           (1,694)
                                                                                        --------          --------
Net cash provided by operating activities                                                 11,503               513
                                                                                        --------          --------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                                    183                43
     Purchases of property, plant and equipment                                           (1,077)           (1,154)
                                                                                        --------          --------
Net cash used in investing activities                                                       (894)           (1,111)
                                                                                        --------          --------

Cash flows from financing activities:
     Net changes to short-term borrowings and revolving credit agreement                  (4,600)             -
     Redemption of preferred stock                                                          -                  (60)
     Treasury stock purchase                                                                -                   (2)
     Payments on long-term debt                                                           (2,227)           (6,494)
                                                                                        --------          --------
Net cash used in financing activities                                                     (6,827)           (6,556)
                                                                                        --------          --------

Net increase (decrease)  in cash and cash equivalents                                      3,782            (7,154)
Cash and cash equivalents at beginning of period                                           1,361            10,278
                                                                                       ---------          --------
Cash and cash equivalents at end of period                                             $   5,143          $  3,124
                                                                                       =========          ========
Supplemental cash flow information:
     Interest paid                                                                     $   9,076          $  8,199
                                                                                       =========          ========
     Income taxes paid                                                                 $   2,346          $    597
                                                                                       =========          ========
Supplemental schedule of non-cash financing activities:
     Accrual of preferred stock dividends                                              $     212          $    212
                                                                                       =========          ========
Non-cash financing activities:
     Equipment purchased under capital lease                                                -             $    166
                                                                                                          ========

See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1999


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

         The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands):

                                          Quarter Ended                                       Six Months Ended
                            ------------------------------------------      ----------------------------------------------
                             January 1, 1999       December 31, 1999          January 1, 1999           December 31, 1999
                            -----------------     --------------------      -------------------       --------------------

Resort                      $ 15,276    27.6%      $ 15,174     29.5%       $  32,532     28.2%       $  32,031      30.1%
Corporate                     21,946    39.6%        18,269     35.5%          41,203     35.7%          33,259      31.3%
College Bookstore              9,917    17.9%         9,927     19.2%          28,110     24.4%          27,359      25.7%
Sports Specialty               3,559     6.4%         3,112      6.0%           6,829      5.9%           6,335       6.0%
Event 1                        3,355     6.1%         2,983      5.8%           3,533      3.1%           3,815       3.6%
Other                          1,324     2.4%         2,041      4.0%           3,215      2.7%           3,546       3.3%
                            --------               --------                  ---------                 --------
Total                       $ 55,377               $ 51,506                  $ 115,422                 $106,345
                            ========               ========                  =========                 ========



Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and six month periods ended January 1, 1999 and December 31, 1999.

                                Quarter Ended             Six Months Ended
                           ------------------------   ------------------------
                           January 1,  December 31,   January 1,   December 31,
                             1999          1999         1999           1999
                           ---------   ------------   ----------   ----------

Net sales                   100.0%        100.0%        100.0%        100.0%
Gross profit                 42.4          40.1          41.3          39.4
EBITDA                       20.2          20.3          19.5          18.7
Operating income             18.9          18.7          18.2          17.2

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


Comparison of Operating Results for the Quarters and Six Month
  Periods Ended December 31, 1999 and January 1, 1999.
--------------------------------------------------------------

         Net Sales. Net sales for the second quarter of fiscal 2000, the three months ended December 31, 1999, decreased 7.0% to $51.5 million from $55.4 million in the second quarter of fiscal 1999. Net sales for the first six months of fiscal 2000 decreased 7.9% to $106.3 million from $115.4 million in the first six months of fiscal 1999. The decrease in net sales primarily reflects decreases in net sales for the six months ended December 31, 1999 at the Company's Corporate, Sports Specialty and College Bookstore divisions of 19%, 7% and 3% respectively. These declines were attributable to increased competition and difficulties attributable to the installation of the Company's Enterprise Resource Planning System. The Corporate division has also experienced a shift in the buying patterns of its customers from outerwear to other products, and had some vacancies in its sales representative force during the first half of fiscal 2000. These decreases in net sales were partially offset by an increase in net sales in the Event 1 subsidiary of 8% for the six months ended December 31, 1999.

         Gross Profit. Gross profit for the second quarter of fiscal 2000 decreased 11.9% to $20.7 million from $23.5 million in the second quarter of fiscal 1999. Gross profit for the first six months of fiscal 2000 decreased 12.2% to $41.9 million from $47.7 million in the first six months of fiscal 1999. The decrease in gross profit is primarily a result of the decline in net sales noted above and increases in production costs as a percent of sales due to product mix changes from higher priced seasonal outerwear to lower priced products. For the second quarter of fiscal 2000, gross profit as a percentage of net sales decreased to 40.1% compared to 42.4% in the second quarter of fiscal 1999. For the first six months of fiscal 2000, gross profit as a percentage of net sales decreased to 39.4% compared to 41.3% in the first six months of fiscal 1999.

         Operating Expenses. Operating expenses for the second quarter of fiscal 2000 decreased 15.3% to $11.0 million from $13.0 million in the second quarter of fiscal 1999. For the first six months, operating expenses decreased 11.3% to $23.6 million from $26.7 million in the first six months of fiscal 1999. The decrease in operating expenses is primarily related to costs incurred in the first half of fiscal 1999 associated with the Company's Enterprise Resource Planning System installation that was completed in the fourth quarter of 1999 and to management cost control efforts. Operating expenses as a percentage of net sales decreased to 21.4% from 23.5% in the prior year second quarter. For the first six months of fiscal 2000, operating expenses as a percentage of net sales decreased to 22.2% from 23.1 % in the prior year period.

         EBITDA. EBITDA for the second quarter of fiscal 1999 decreased 6.7% to $10.4 million from $11.2 million in the second quarter of fiscal 1999. For the first six months, EBITDA decreased 12.0% to $19.9 million from $22.6 million in the first six months of fiscal 1999. The decrease for both periods is primarily a result of the decrease in net sales and related gross profit described above. EBITDA as a percentage of net sales increased to 20.3% from 20.2% in the second quarter of fiscal 1999. For the first six months of fiscal 2000, EBITDA as a percentage of sales decreased to 18.7% from 19.5% in the first six months of fiscal 1999.

         Operating Income. Operating income for the second quarter of fiscal 2000 decreased 7.7% to $9.6 million from $10.5 million in the second quarter of fiscal 1999. For the first six months, operating income decreased 13.3% to $18.3 million from $21.0 million in the first six months of fiscal 1999. The decrease is attributable to the decrease in net sales and related gross profit described above. Operating income as a percentage of net sales decreased for the second quarter of fiscal 2000 to 18.7% from 18.9% in fiscal 1999, and to 17.2% for the first six months of fiscal 2000 from 18.2% in the first six months of fiscal 1999.

         Other Income (Expense). Other expense for the second quarter of fiscal 2000 decreased to $6.2 million from $6.3 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, other expense decreased to $12.2 million from $12.6 million in the first six months of fiscal 1999. The decrease for the periods is primarily a result of decreased interest expenses associated with borrowings under the Company's $115 million Credit Agreement due to declining balances on the Company's long-term debt partially offset by increasing quarterly expense on the Holdings Discount Notes.

         Income Taxes. The effective income tax rates for the six months ended December 31, 1999 and January 1, 1999 were 39.0% and 40.1%, respectively.

         Net Income. Net income for the second quarter of fiscal 2000 was $2.1 million compared to $2.5 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, net income was $3.7 million compared to $5.1 million in the first six months of fiscal 1999.


Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities for the first six months of fiscal 2000 was $513,000 compared to $11.5 million in the first six months of fiscal 1999. The change in cash used in operating activities between the two periods was primarily attributable to increased use of cash to fund changes in inventory balances during the first six months of 2000 compared to the first six months of 1999 and decreased income for the six months ended December 31, 1999 compared to the six months ended January 1, 1999.

     Cash used by investing activities in the first six months of fiscal 2000 was $1.1 million compared to $894,000 in the first six months of 1999. The cash used in both periods was related to acquisitions of property, plant and equipment.

     Cash used in financing activities for the first six months of fiscal 2000 was $6.6 million compared to $6.8 million in the first six months of fiscal 1999. In November 1999, the Company made a $3.3 million term debt prepayment due to Excess Cash Flows, as defined in the Credit Agreement, in 1999. In the first six months of fiscal 1999, the Company repaid $4.6 million of revolving loan balances. The Company continues to review opportunities to prepay portions of its outstanding debt utilizing available cash.

     The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which approximately $18.0 million was utilized for outstanding commercial and stand-by letters of credit as of December 31, 1999).

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

     The Company does not anticipate that the Year 2000 issues related to internally-controllable systems will significantly impact the overall business operations or financial results of the Company. However, the Company could face significant disruptions in business operations and financial losses if certain business- critical, third parties, such as utility providers, telecommunication systems, transportation service providers or certain government entities, do not successfully continue their Year 2000 remediation plans. The Company is currently in the process of identifying and developing contingency plans for the most reasonable likely worst case scenarios. To date, The Company has not experienced any significant disruptions due to Year 2000 issues.

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


Item 2.  Changes in Securities
------   ---------------------
None



Item 3.  Defaults Upon Senior Securities
------   ---------------------
None



Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------
None



Item 5.  Other Information
------   -----------------
None



Item 6.  Exhibits and Reports on Form 8-K
------   ---------------------------------

     (a)  Exhibits.  The following exhibits are included with this report:

          Exhibit 4.1(b) - First Supplemental Indenture, dated as of October 11, 1999, among GFSI Holdings, Inc. and State Street Bank and Trust Company as Trustee.

          Exhibit 27 - Financial Data Schedule (SEC Use Only)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the reporting period.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.
February 11 , 2000
                               /s/ ROBERT G. SHAW
                               ---------------------------------------
                               Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer

                                                               EXHIBIT 4.1(b)

                    ========================================



                               GFSI Holdings, Inc.





                              SERIES A AND SERIES B

                     11-3/8% Senior Discount Notes due 2009




                          FIRST SUPPLEMENTAL INDENTURE


                          DATED AS OF OCTOBER 11, 1999





                       State Street Bank and Trust Company

                                     Trustee



                    ========================================

         This SUPPLEMENTAL INDENTURE, dated as of October__, 1999 among GFSI Holdings, Inc., a Delaware corporation (the "Company"), and State Street Bank and Trust Company, as trustee (the "Trustee").

                                    RECITALS

         WHEREAS, the Company and the Trustee entered into an Indenture, dated as of September 17, 1997 (the "Indenture"), pursuant to which the Company issued its 11 3/8% Senior Discount Notes due 2009 (the "Notes"); and

         WHEREAS, Section 9.01(a) of the Indenture provides that the Company and the Trustee may amend or supplement the Indenture in order to cure any ambiguity, defect or inconsistency without the consent of the Holders of the Notes; and

         WHEREAS,   a  definition   of  the  term  "Senior   Indebtedness"   was
inadvertently omitted from the Indenture notwithstanding the continued use of that term in several provisions of the Indenture; and

         WHEREAS, several other amendments to the Indenture relating to the omission of the definition of the term "Senior Indebtedness", or other ambiguities, defects and inconsistencies, are desirable;

         WHEREAS, all acts and things prescribed by the Indenture, by law and by the Certificate of Incorporation and the Bylaws of the Company and of the Trustee necessary to make this Supplemental Indenture a valid instrument legally binding on the Company and the Trustee, in accordance with its terms, have been duly done and performed;

          NOW, THEREFORE, to comply with the provisions of the Indenture and in consideration of the above premises, the Company and the Trustee covenant and agree for the equal and proportionate benefit of the respective Holders of the Notes as follows:

                                    ARTICLE 1

         SECTION 1.01. This Supplemental Indenture is supplemental to the Indenture and does and shall be deemed to form a part of, and shall be construed in connection with and as part of, the Indenture for any and all purposes.

         SECTION 1.02. This Supplemental Indenture shall become effective immediately upon its execution and delivery by each of the Company and the Trustee.

                                    ARTICLE 2

         SECTION 2.01. ARTICLE I, Section 1.01 of the Indenture is amended by adding the following definition of "Senior Indebtedness":

                  "Senior Indebtedness" means, with respect to any person, (i) all Indebtedness of such person outstanding under the Credit Facilities and all Hedging Obligations with respect thereto, (ii) any other Indebtedness of such person permitted to be incurred under the terms of the Indenture, provided, however, that Senior Indebtedness shall not include any Indebtedness which by the terms of the instrument creating or evidencing the same is subordinated or junior in right of payment to the Notes in any respect, and (iii) all Obligations with respect to the foregoing, in each case whether outstanding on the date of this Indenture or thereafter incurred. Notwithstanding anything to the contrary in the foregoing, Senior Indebtedness will not include (w) any liability for federal, state, local or other taxes owed or owing by Holdings, (x) any Indebtedness of such person to any of its Subsidiaries or other Affiliates (other than Indebtedness arising under the Credit Facilities), (y) any trade payables or other liability to trade creditors arising in the ordinary course of business (including guarantees thereof or instruments evidencing such liabilities or (z) any Indebtedness that is incurred in violation of this Indenture.".

         SECTION 2.02. Clause (iii) (B) of the definition of "Other Permitted Indebtedness in ARTICLE 1, Section 1.01 of the Indenture is amended to provide as follows:

                  "(B) does not apply to Refinancing Indebtedness of Senior Indebtedness of Holdings or a Restricted Subsidiary, and".

         SECTION 2.03.  Clause (i) of the  definition  of  "Permitted  Liens" in
ARTICLE 1, Section 1.01 of the Indenture is amended to provide as follows:

                  "(i) Liens securing Senior Indebtedness of Holdings or any Restricted Subsidiary that was permitted by the terms of Section 4.07(b)(i) or (iii) of this Indenture to be incurred;".

         SECTION 2.04.  Clause (xvii) of the definition of "Permitted  Liens" in
ARTICLE I, Section 1.01 of the Indenture is amended to provide as follows:

                  " (xvii) any Lien granted to the Trustee and any substantially equivalent Lien granted to any trustee or similar institution under any indenture for Senior Indebtedness of Holdings or a Restricted Subsidiary permitted by the terms of the Indenture;".

         SECTION 2.05. The definition of "Pro Forma Basis" in ARTICLE I, Section
1.01 of the Indenture is amended by changing the reference to Section 4.16 therein to Section 4.15.

         SECTION 2.06. Clause (C)(2) in ARTICLE 4, Section 4.05(a) of the Indenture is amended to provide as follows:

                  "(2) 100% of the aggregate net cash proceeds and the fair market value of any property or securities, as determined by the Board of Directors in good faith, received by Holdings or the Company from the issue or sale of Equity Interests of Holdings or the Company (to the extent contributed to Holdings) subsequent to the date of original issuance of the Notes (other than (x) Equity Interests issued or sold to a Restricted Subsidiary and (y) Disqualified Stock); plus".

         SECTION 2.07. Clause (C)(4) in ARTICLE 4, Section 4.05(a) of the Indenture is amended to provide as follows:

                  "(4) the amount by which the principal amount of and any accrued interest on Indebtedness of any Restricted Subsidiary is reduced on Holdings' consolidated balance sheet upon the conversion or exchange (other than by a Restricted Subsidiary) subsequent to the date of original issuance of the Notes of any Indebtedness of any Restricted Subsidiary (not held by Holdings or any Restricted Subsidiary) for Equity Interests (other than Disqualified Stock) of Holdings (less the amount of any cash, or the fair market value of any other property or securities (as determined by the Board of Directors in good faith), distributed by Holdings or any Restricted Subsidiary (to Persons other than Holdings or any other Restricted Subsidiary) upon such conversion or exchange);".

         SECTION 2.08. Clause (iii) in ARTICLE 4, Section 4.05(b) of the Indenture is amended to provide as follows:

                  "(iii) the repurchase, redemption, retirement or acquisition of Equity Interests of Holdings or the Company from the executives, management, employees or consultants of Holdings or its Restricted Subsidiaries in an aggregate amount not to exceed $10.0 million;".

         SECTION 2.09. Clause (v) in ARTICLE 4, Section 4.05(b) of the Indenture is amended to provide as follows:

                  "(v) the purchase, redemption, retirement or other acquisition of the Notes pursuant to Sections 3.08, 4.13 or 4.14;".

         SECTION 2.10. ARTICLE 4, Section 4.11(b) of the Indenture is amended to provide as follows:

                  " (b) Nothing contained in Section 4.11 shall prevent Holdings or any Restricted Subsidiary from entering into any agreement or instrument providing for the incurrence of Permitted Liens or restricting the sale or other disposition of property or assets of Holdings or any of its Restricted Subsidiaries that are subject to Permitted Liens. ".

         SECTION 2.11. Clause (d) of ARTICLE 4, Section 4.14(a) of the Indenture is amended to provide as follows:

                  "(d) the permanent purchase, redemption or other prepayment or repayment of outstanding Indebtedness of Holdings' Restricted Subsidiaries (with a corresponding reduction in any commitment relating thereto) on or prior to the 365th day following the Asset Sale Disposition Date or".


                                    ARTICLE 3

         SECTION 3.01. Except as specifically modified herein, the Indenture and the Notes are in all respects ratified and confirmed (mutatis mutandis) and shall remain in full force and effect in accordance with their terms with all capitalized terms used herein without definition having the same respective meanings ascribed to them as in the Indenture.

         SECTION 3.02. Except as otherwise expressly provided herein, no duties, responsibilities or liabilities are assumed, or shall be construed to be assumed, by the Trustee by reason of this Supplemental Indenture. This Supplemental Indenture is executed and accepted by the Trustee subject to all the terms and conditions set forth in the Indenture with the same force and effect as if those terms and conditions were repeated at length herein and made applicable to the Trustee with respect hereto.

         SECTION 3.03. The laws of the State of New York shall govern this Supplemental Indenture without regard to the conflict of laws provisions thereof. The Trustee and the Company agree to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Supplemental Indenture.

         SECTION 3.04. The parties may sign any number of copies of this Supplemental Indenture. Each signed copy shall be an original, but all of such executed copies together shall represent the same agreement.

          IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed, all as of the date first written above.

                                        GFSI Holdings, Inc.


                                        By:_________________________________
                                           Name:
                                           Title:



                                        State Street Bank and Trust Company,
                                          as trustee


                                        By:________________________________
                                           Name:
                                           Title: