Form 10-K
period 2000-06-30
GFSI HOLDINGS INC
filed 2000-09-29
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-38951

                               GFSI HOLDINGS, INC.
               (Exact Name of Registrant as Specified in Charter)


              DELAWARE                                   74-2810744
  ---------------------------------               -----------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of the voting stock held by non-affiliates (as defined in Rule 405) of the registrant as of September 1, 2000 was $0.

On September 1, 2000, there were 1,967 shares of the Registrant's common stock, $.01 par value per share, issued and outstanding.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
Item 1 - Business.......................................................       3

Item 2 - Properties.....................................................       7

Item 3 - Legal Proceedings..............................................       8

Item 4 - Submission of Matters to a Vote of Security Holders............       8



                                     PART II

Item 5 - Market  for the  Registrant's  Common  Equity and  Related
         Stockholder Matters............................................       8

Item 6 - Selected Financial Data........................................       8

Item 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................      10

Item 7A - Quantative and Qualitative Disclosures About Market Risks.....      13

Item 8 - Consolidated Financial Statements and Supplementary Data.......      14

Item 9 - Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.......................................      34



                                    PART III

Item 10 - Directors and Executive Officers..............................      34

Item 11 - Executive Compensation........................................      36

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management....................................................      37

Item 13 - Certain Relationships and Related Transactions................      38



                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.......................................................     39

          Signatures.....................................................     41

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

     On January 29, 1998, the Company established a wholly owned subsidiary, Event 1, Inc. ("Event 1") to provide a retail outlet for the Company's sportswear and activewear. Event 1 provides increasing sales for the Company's products at higher margins with increased operating expenses due to site fees and royalties included in the concessionaire agreements with the National Collegiate Athletic Association, Big 10 Conference, Big 12 Conference and the Atlantic Coast Conference.

     During fiscal 1997, the Company converted its fiscal year to a 52/53 week fiscal year which ends on the Friday nearest June 30. Previously, the Company's year ended June 30. The twelve month periods ended June 30, 1996, June 27, 1997, July 2, 1999, and June 30, 2000 each contain 52 weeks. The twelve month period ended July 3, 1998 contains 53 weeks.


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

     Resort Division. The Resort division is a leading marketer of custom logoed sportwear and activewear to over 6,900 active customer accounts, including destination resorts, family entertainment companies, hotel chains, golf clubs, cruise lines, casinos and United States military bases. The division's customers include widely recognized names such as The Walt Disney Company, Universal Studios, Pebble Beach, The Phoenician, Caesar's Palace, The Mirage and the PGA Tour.

     The Resort division, with fiscal 2000 net sales of $61.3 million, accounted for 30.2% of total net sales. The Resort division's net sales remained consistent in fiscal 2000 with fiscal 1999 at $61.3 million. The division's net sales have also remained relatively constant as a percentage of total net sales, increasing to 30.2% in fiscal 2000 from 30.1% in fiscal 1999.

     The Company distributes its Resort division products through its national sales force of approximately 70 independent sales agents. There are no contracts with any of the independent sales agents who represent the Company. The Company believes that it is well known and respected in the resort and leisure industry because of its quick turn around for new orders and re-orders along with its product innovation and quality and high level of service.

     Corporate Division. The Corporate division is a leading marketer of corporate identity sportswear and activewear for use by a diverse group of corporations in incentive and promotional programs as well as for office casual wear and uniforms. The division services over 6,500 active customer accounts, including Toyota, Hershey, Dr. Pepper/7Up, Nortel Networks, Anheuser-Busch, and MCI Worldcom.

     The Corporate division, with fiscal 2000 net sales of $67.8 million, accounted for 33.4% of total net sales. The Corporate division's net sales have decreased to $67.8 million in fiscal 2000 from $72.6 million in fiscal 1999. The division's net sales as a percentage of total net sales have decreased to 33.4% in fiscal 2000 from 35.6% in fiscal 1999.

     The Company believes that it has an advantage over its competitors because it is one of the few brand name suppliers of sportswear and activewear focused on the corporate market. The Corporate division markets its products to various areas within the corporate market. Products are sold by the Company's national sales force of approximately 40 independent sales agents, directly to corporate customers in connection with corporate incentive programs, employee pride and recognition initiatives, corporate meetings and outings, company retail stores and catalog programs and dealer incentive programs. There are no contracts with any of the independent sales agents.

     In addition, the division includes Tandem Marketing, which develops and administers corporate fulfillment programs on behalf of its major corporate customers. The Company's corporate fulfillment programs involve providing its customers with a complete line of branded merchandise which is marketed to the customer's clients and employees. For example, Toyota may engage the Company to provide embroidered leisurewear which is then sold or otherwise provided to Toyota's customers and prospective customers. The Company, through Tandem Marketing, leverages its existing corporate customer base to market a full line of products, including articles of merchandise imprinted or otherwise customized with the corporation's name, logo or message. These products include sportswear and activewear designed and manufactured by the Company, as well as other premium merchandise such as glassware and stationary items. Currently, Tandem Marketing has active catalog programs with Lexus, Bell South Corporation, Michelin North America, Inc., Discover Novus Networks, State Farm, and Shelter Insurance as well as several others. In fiscal 2000, Tandem Marketing accounted for approximately $13.5 million, or 19.9%, of the Corporate division's net sales, of which approximately 46% were derived from products designed and manufactured by the Company.

     College Bookstore Division. The College Bookstore division is a leading marketer of custom designed, embroidered and silk-screened sportswear and activewear products to over 2,400 active customer accounts, including nearly every major college and university in the United States. The division's largest accounts include each of the major college bookstore lease operators, such as Barnes & Noble College Bookstores, Inc., Follett College Stores and Nebraska Book Company as well as high volume, university managed bookstores, such as the University of Southern California, the University of Connecticut, Brigham Young University, the University of Michigan and the United States Air Force and Naval academies. The National Association of College Stores has selected the Company as "Vendor of the Year" three times, an honor no other supplier has won more than once.

     The College Bookstore division, with fiscal 2000 net sales of $43.4 million, accounted for 21.4% of total net sales. The College Bookstore division's net sales have increased to $43.4 million in fiscal 2000 from $41.6 million in fiscal 1999. The College Bookstore divisions' net sales as a percentage of total net sales has increased slightly to 21.4% in fiscal 2000 from 20.4% in fiscal 1999.

     Sports Specialty Division. The Sports Specialty division had fiscal 2000 sales of $12.4 million, representing 6.1% of total net sales. The Sports Specialty division's net sales have increased to $12.4 million in fiscal 2000 from $12.0 million in fiscal 1999. The division's net sales as a percentage of total net sales have increased to 6.1% in fiscal 2000 from 5.9% in fiscal 1999. Established in 1994, the division has entered into licensing agreements to design, manufacture and market sportswear and activewear bearing the names, logos and insignia of professional sports leagues and teams as well as major sporting events. The Company's licensors include, among others, the NBA, the NHL, NASCAR and Major League Baseball. The division targets the upscale adult sports enthusiast through the Company's existing distribution channels as well as through new channels such as stadium stores and team retail outlets. The division markets its products to over 1,000 active customer accounts, including the Indianapolis Motor Speedway, the Chicago Bulls, the Cleveland Indians, the Boston Bruins and Madison Square Garden.

     Event 1 Subsidiary. The Event 1 subsidiary was established in the third quarter of fiscal 1998 to provide retail services that create additional outlets for the Company's products. Since its inception, Event 1 has become the leading event merchandiser in the collegiate championship industry due to the benefits of the streamlined business model where the licensee serves as the concessionaire. The subsidiary has renewed and extended its agreements with the NCAA, Big 10 Conference, Big 12 Conference, and the Golf Course Superintendents Association of America to provide on-site retail merchandising services at their events. The subsidiary also hold merchandising rights with the Atlantic Coast Conference, The Atlantic Ten Conference and various other institutions and entities.

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

     The following illustrates the attributes of the Company's current product lines:

     Fleecewear. The Company's fleecewear products represented approximately 21% of net sales for fiscal 2000. Current styles offered by the Company include classic crew sweatshirts, cowl neck tops, half-zip pullovers, hooded tops, vests, henleys and bottoms. Products are constructed of a wide range of quality fabrics including combed cotton, textured fleece ribbed knit cotton and inside out fleece. The resulting product line offers customers a variety of styles ranging from relaxed, functional looks to more sophisticated, casual looks.

     Outerwear. The Company's outerwear products represented approximately 25% of net sales for fiscal 2000. These products are designed to offer consumers contemporary styling, functional features and quality apparel. Products offerings include a variety of weights and styles, including heavy nylon parkas, denim jackets, corduroy hooded pullovers, nylon windshirts and water-resistant poplin jackets. The Company also provides a number of functional features such as adjustable cuffs, windflaps, vented backs, drawstring bottoms and heavyweight fleece lining.

     Polo Shirts, Woven Shirts and Sweaters. The Company's polo shirt, woven shirt and sweater products represented approximately 23% of net sales for fiscal 2000. The Company's products in this category are designed to be suitable for both leisure and work-related activities with full range of materials and styles.

     T-Shirts and Shorts. The Company's T-shirt and shorts products represented approximately 16% of net sales for fiscal 2000. The Company's products are designed to address consumer needs for comfort, fit and function while providing innovative logo designs. The Company offers a full line of T-shirts and shorts in a variety of styles, fabrics and colors.

     Other. The Company also sells headwear, sports luggage, lines of women's products and a number of other miscellaneous apparel items. In addition, through its Tandem Marketing division, the Company distributes a full line of corporate fulfillment products. Sales of "Other" items represented approximately 15% of net sales for fiscal 2000.


DESIGN, MANUFACTURING AND MATERIALS SOURCING

     The Company operates state-of-the-art design, embroidery and screen print manufacturing and distribution facilities in Lenexa, Kansas and Bedford, Iowa.

     The Company's design group consists of more than 75 in-house artists and graphic designers who work closely with each customer to create the product offering and customization that fulfills the account's needs. The design group is responsible for presenting new ideas to each account in order to continually generate new products. This design function is a key element in the Company's ability to provide value-added services and maintain superior relations with its customers. Once the design and logo specifications have been determined, the Company's in-plant manufacturing process begins. This manufacturing process consists of embroidery and/or screen printing applications to Company- designed non-decorated apparel ("blanks"). Substantially all of the screen printing and a significant portion of the embroidery operations are performed by the Company in its Lenexa, Kansas and Bedford, Iowa facilities. In addition, the Company outsources embroidery work to Impact Design, Inc. and Kansas Custom Embroidery, each an affiliate of the Company, as well as to independent contractors, when necessary. The Company maintains the most updated machinery and equipment in order to ensure superior product quality and consistency.

     All of the Company's blanks are sourced and manufactured to the Company's specifications by third party vendors. The Company closely monitors each of its vendors in order to ensure that its specifications and quality standards are met. A significant portion of the Company's blanks are contract manufactured in various off-shore plants. The Company's imported items are currently manufactured in China, Taiwan, Korea, Malaysia, Hong Kong, Singapore, Indonesia, Pakistan, Guatemala, Honduras, Israel, Philippines, Thailand and Mexico. No foreign country has a manufacturing concentration above 28%. Approximately 5% of its blanks are contract manufactured in the United States. The Company has long-standing contractual relationships with most of its eight independent buying agents who assist the Company in its efforts to control garment quality and delivery. None of these agents represent the Company on an exclusive basis. The Company has independent buying agents in each foreign country where it purchases blanks.

COMPETITION

     The Company's primary competitors vary within each of its four distinct markets. In the resort and leisure market, there are few national competitors and even fewer that operate in all of the varied segments in which the Company operates. In the corporate identity market, there are several large manufacturers of corporate identity products. The Company believes it is one of the few manufacturers and marketers of corporate identity products that specializes in the activewear product segment. In the college bookstore market, the top five competitors hold an aggregate market share of approximately 60%, and the Company believes the market share of each such competitor has increased slightly over the last five years. In the sports specialty market, the Company competes with a large number of manufacturers of licensed sportswear. The Company believes, however, that it is one of the few manufacturers of sports specialty products with a primary focus on the adult sports enthusiast.

     The following table sets forth the Company's primary competitors in each of its markets:

       Market                              Primary Competitors
----------------------     ----------------------------------------------------

Resort                     Cutter & Buck and local and regional competitors
Corporate                  HA-LO Marketing, Hermann Marketing, Swingster
                              (American Marketing Industries)
College Bookstore          Champion Products, Jansport (VF Corp.), Cotton
                              Exchange, Russell Athletic, M.V. Sports
Sports Specialty           Champion Products, Russell Corporation, PUMA/Logo 7

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


EMPLOYEES

     The Company employs approximately 762 people at its two facilities in Lenexa, Kansas, of which approximately 113 are members of management, 273 are involved in either product design, customer service, sales support or administration and 376 are involved in manufacturing. The Company employs approximately 68 people in its Bedford, Iowa facility all of which are involved in embroidery manufacturing. In an effort to adjust employment levels in accordance with its production schedule and reduce its operating costs, the Company has instituted a voluntary time off program under which management occasionally grants a limited number of employees extended time off (typically four to six weeks). During extended time off periods, employees remain on call and continue to receive employee benefits such as health insurance, but do not receive hourly wages. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that the dedication of its employees is critical to its success, and that its relations with its employees are excellent.


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

     The Company licenses its GEAR For Sports(R) trademark to Richmont Apparel Group L.P. ("Richmont", formerly Softwear Athletics, Inc.) to produce and distribute GEAR For Sports(R) adult sportswear and activewear, headwear and sports luggage products in Canada in accordance with a license agreement (the "Richmont License Agreement"). Pursuant to the Richmont License Agreement, Richmont has obtained an exclusive, non-transferable and non-assignable license to manufacture, advertise and promote adult apparel, headwear and bags in Canada. The Richmont License Agreement had an initial term of eighteen months, ending September 30, 1995, but has been extended by Richmont, at its option, for five successive one year terms and was extended for an additional five year term in fiscal 2000. In consideration for the license grant, Richmont has agreed to pay the Company an annual royalty calculated as the greater of:
(i) 450,000 Canadian dollars, 525,000 Canadian dollars, 600,000 Canadian dollars, 675,000 Canadian dollars and 750,000 Canadian dollars for calendar years 2000, 2001, 2002, 2003 and 2004, respectively or (ii) 10% of Net Sales (as defined therein) to non-affiliates. Such royalty payments are made to the Company on a semi-annual basis. In addition, for three years after the termination of the Richmont License Agreement, Richmont will be prohibited from selling products covered by the Richmont License Agreement or other similar products to any Richmont customer who was not a Richmont customer prior to the commencement of the Richmont License Agreement.

     In fiscal 1999, the Company entered into licensing agreements with Bonmax Co., Ltd. (the "Bonmax License Agreement") and with GEAR For Sports, Ltd. (the"GEAR Ltd. License Agreement") to produce and distribute GEAR For Sports(R) sportswear in Japan and the 13 country European Union, respectively. Pursuant to both of these agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. have obtained exclusive, non-transferable and non-assignable licenses to manufacture, advertise and promote adult apparel, headwear and bags in Japan and the European Union, respectively. For three years after the termination of the licensing agreements, Bonmax Co., Ltd. and Gear For Sports, Ltd. are prohibited from selling products covered by the agreement or other similar products to any customer who was not a customer prior to the commencement of the licensing agreements. The Bonmax License Agreement had an initial term of one year, but was extended by Bonmax Co., Ltd. at its option, for a successive one year term and may be extended by Bonmax Co., Ltd. for one additional one year term. In consideration for the license grant, Bonmax Co., Ltd. agrees to pay the Company an annual royalty calculated in the second year of the term as the greater of:
(i) $312,500 or (ii) 12.5% of Net Sales (as defined therein) to non-affiliates. The minimum royalty payment to the Company in the third year of the agreement, if extended, is $375,000. Such royalty payments are due to the Company on a quarterly basis. The Company expects to renew the Bonmax License Agreement, which is scheduled to expire March 31, 2001. The Gear Ltd. License Agreement has an initial term of two years, but can be extended by Gear For Sports, Ltd. for one additional four year term. In consideration for the license grant, Gear For Sports, Ltd. agrees to pay the Company an annual royalty calculated as the greater of (i) 62,500 pounds sterling and 187,500 pounds sterling in the license periods ending December 1999 and December 2000, respectively, or (ii) 12.5% of Net Sales (as defined therein) to non-affiliates. Such payments are due to the Company on a quarterly basis.


LICENSES

     The Company markets its products, in part, under licensing agreements, primarily in its College Bookstore and Sports Specialty divisions. In fiscal 2000, net sales under the Company's 450 active licensing agreements totaled $48.3 million, or approximately 23% of the Company's net sales. In fiscal 2000, $33.3 million of College Bookstore division net sales, representing approximately 77% of the division's net sales and 16.4% of total net sales, were recorded under this division's licensing agreements. In addition, in fiscal 2000, $10.3 million of Sports Specialty division net sales, representing approximately 83.1% of the division's net sales and 5.1% of total net sales, were recorded under licensing agreements. The Company's licensing agreements are mostly with (i) high volume, university managed bookstores such as the University of Notre Dame, the University of Southern California and the University of Michigan, (ii) professional sports leagues such as MB, the NBA and the NHL and (iii) major sporting events such as the Ryder Cup and the Indianapolis 500. Such licensing agreements are generally renewable every one to three years with the consent of the licensor.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.




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


ITEM 6 - SELECTED FINANCIAL DATA

     Holdings is structured as a holding company whose only significant asset is the capital stock of GFSI. The following table presents: (i) historical operating and other data of the Company for fiscal years ended June 30, 1996, June 27, 1997, July 3, 1998, July 2, 1999 and June 30, 2000; and (ii) balance sheet data as of June 30, 1996, June 27, 1997, July 3, 1998, July 2, 1999 and June 30, 2000. The historical financial statements for the Company have been audited by Deloitte & Touche LLP. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the historical consolidated financial statements of the Company and the related notes thereto included elsewhere in this annual report. Certain reclassifications have been made to the financial data for the years ended June 30, 1996, June 27, 1997, July 3, 1998 and July 2, 1999 to conform to the June 30, 2000 presentation.

     Effective February 27, 1997, Winning Ways merged with and into GFSI, a new entity with no previous operations, with GFSI as the surviving entity. The statements of income data and other data presented below includes historical information of Winning Ways through the merger date and the merged entity Holdings subsequent thereto.

                                                                          Fiscal Years Ended
                                                   -----------------------------------------------------------------
                                                           (Dollars in thousands, except per share amounts)
                                                    June 30,      June 27,      July 3,      July 2,        June 30,
                                                      1996         1997          1998         1999           2000
                                                   ---------     ---------      -------      -------        --------
STATEMENTS OF INCOME DATA:
   Net sales ..................................   $ 169,321     $ 183,298     $ 211,164     $ 203,900     $ 202,981
   Gross profit ...............................      66,242        74,595        85,477        83,161        79,773
   Operating expenses .........................      33,409        38,656        47,810        52,349        48,549
                                                  ---------     ---------     ---------     ---------     ----------

    Operating income (1) ......................      32,833        35,939        37,667        30,812        31,224
   Income before extraordinary item ...........      30,226        25,500         8,151         3,873         3,999
BALANCE SHEET DATA (AS OF PERIOD END):
    Cash and cash equivalents .................   $     140     $   1,117     $  41,361     $  10,278     $   1,461
     Total assets .............................      78,711        96,153       106,532       105,680        99,436
     Long-term debt (including current portion)
          and redeemable preferred stock ......      22,276       246,080       250,245       246,407       240,334
     Total stockholders' equity (deficiency) ..      34,479      (174,215)     (166,815)     (163,368)     (159,792)
OTHER DATA ( 2):
     Cash flows from operating activities .....      34,000        26,029         3,893        21,039         7,216
     Cash flows from investing activities .....      (2,480)        3,643        (2,648)       (2,041)       (1,937)
     Cash flows from financing activities .....     (31,493)      (28,695)       (1,001)      (10,080)      (14,097)
     EBITDA (3) ...............................      36,035        39,114        40,605        33,894        34,459
     Depreciation .............................       3,201         3,175         2,938         3,083         3,235
     Capital expenditures .....................       2,611         2,615         2,972         2,291         1,998
     EBITDA margin (4) ........................        21.3%         21.3%         19.2%         16.6%         17.0%
     Ratio of earnings to fixed charges (5) ...        12.5x          3.5x          1.5x          1.2x          1.2x

---------

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

(2) Distributions per share totaled $23.37 for the year ended June 30, 1996. Distributions per share in prior fiscal years are not comparable nor meaningful due to the leveraged recapitalization transactions and the conversion to a C-corporation from S-corporation for income tax reporting purposes which occurred during fiscal 1997.

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

     Robert M. Wolff was appointed Chairman and Chief Executive Officer on September 6, 2000 at the annual Board of Directors meeting, replacing John L. Menghini, who announced his retirement to pursue philanthropic interests. Mr. Wolff, who has remained as an active Chairman over the last three years, assumes his former role as Chief Executive Officer. Larry D. Graveel, Chief Operating Officer, assumed Mr. Menghini's responsibilities as President.

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

     The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands) Certain reclassifications have been made to the fiscal 1998 data to conform to the 1999 and 2000 presentation:

                                             Fiscal Year Ended
                           --------------------------------------------------

                               July 3, 1998    July 2, 1999    June 30, 2000
                               ------------    ------------    -------------
Resort.................... $  66,346  31.4%  $ 61,335  30.1% $ 61,309  30.2%
Corporate.................    72,874  34.5%    72,634  35.6%   67,791  33.4%
College Bookstore.........    42,696  20.2%    41,645  20.4%   43,427  21.4%
Sports Specialty..........    13,083   6.2%    12,023   5.9%   12,445   6.1%
Event 1...................     8,595   4.1%    10,571   5.2%   10,777   5.3%
Other.....................     7,570   3.6%     5,692   2.8%    7,232   3.6%
                           ---------         -------         --------
Total..................... $ 211,164         $203,900        $202,981


RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for fiscal 1998, 1999 and 2000:

                                            Fiscal Year Ended
                                   -----------------------------------
                                   July 3,        July 2,     June 30,
                                    1998           1999        2000
                                   ------         -------     --------
Net sales.............             100.0%         100.0%       100.0%
Gross profit..........              40.5           40.8         39.3
EBITDA................              19.2           16.6         17.0
Operating income......              17.8           15.1         15.4

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


FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JULY 2, 1999

     Net Sales. Net sales declined .5% in fiscal 2000 to $203.0 million from $203.9 million in fiscal 1999. The decrease is primarily attributable to a decrease in the Company's Corporate division net sales of 6.7%, partially offset by increases in net sales at the Company's College Bookstore, Sports Specialty and Other divisions of 4.3%, 3.5% and 27.1%, respectively, and a 1.9% increase in Event 1 subsidiary sales. The decline in Corporate division sales is attributable to increased competition and difficulties related to the installation of the Company's Enterprise Resource Planning System. Additionally, the Corporate division has experienced a shift in the buying patterns of its customers from outerwear to other products, and had some vacancies in its sales representative force during fiscal 2000. Sales for all divisions were adversely affected by the third consecutive year of unseasonably warm fall and winter temperatures in most of the country.

     Gross Profit. Gross profit for fiscal 2000 decreased 4.1% to $79.8 million from $83.2 million in fiscal 1999, due to the slight decline in net sales noted above and increases in production costs as a percentage of net sales due to product mix changes from higher priced seasonal outerwear to lower priced products. Gross profit as a percentage of net sales declined to 39.3% in fiscal 2000 from 40.8% in fiscal 1999.

     Operating Expenses. Operating expenses for fiscal 2000 decreased 7.2% to $48.5 million from $52.3 million in fiscal 1999 due primarily to costs incurred in fiscal 1999 associated with the Company's Enterprise Resource Planning System installation that was completed in the fourth quarter of fiscal 1999 and management cost control efforts in fiscal 2000. Operating expenses as a percentage of net sales decreased to 23.9% in fiscal 2000 from 25.6% in fiscal 1999.

     EBITDA. EBITDA for fiscal 2000 increased 1.6% to $34.5 million from $33.9 million in fiscal 1999 as a result of the net sales, gross margin and operating expense changes noted above. EBITDA as a percentage of net sales increased to 17.0% in fiscal 2000 from 16.6% in fiscal 1999.

     Operating Income. Operating income for fiscal 2000 increased 1.3% to $31.2 million from $30.8 million in fiscal 1999 as a result in the net sales, gross profit and operating expense changes noted above. Operating income as a percentage of net sales increased to 15.4% in fiscal 2000 from 15.1% in fiscal 1999.

     Other Income (Expense). Other expense decreased .7% to $24.6 million in fiscal 2000 from $24.8 million in fiscal 1999 due to the decrease in GFSI interest expense due to declining long term debt balances, which was partially offset by increase in interest expense on the $50 million Holdings Discount Notes.

     Income Taxes. Income tax expense increased 20.8% to $2.6 million in fiscal 2000 from $2.2 million in fiscal 1999 due to the increase in operating income, decrease in other expense and changes in the effective tax rates. The Company's affective tax rates for fiscal 2000 and 1999 were 39.5% and 35.8%, respectively.

     Net Income. Net income for fiscal 2000 was $4.0 million compared to $3.9 million in fiscal 1999. The increase is attributable to the increase in operating income and decrease in other expense discussed above.


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

     Gross Profit. Gross profit for fiscal 1999 decreased 2.7% to $83.2 million from $85.5 million in fiscal 1998, due to the decreases in net sales noted above. Gross profit as a percentage of net sales increased slightly to 40.8% in fiscal 1999 from 40.5% in fiscal 1998.

     Operating Expenses. Operating expenses for fiscal 1999 increased 9.5% to $52.3 million from $47.8 million in fiscal 1998 primarily due to increased staffing levels and licensing and site fees associated with Event 1. Operating expenses as a percentage of net sales increased to 25.7% in fiscal 1999 from 22.6% in fiscal 1998.

     EBITDA. EBITDA for fiscal 1999 decreased 16.5% to $33.9 million from $40.6 million in fiscal 1998 primarily as a result of the net sales and related gross profit decreases and operating expense increases noted above. EBITDA as a percentage of net sales decreased to 16.6% in fiscal 1999 from 19.2% in fiscal 1998

     Operating Income. Operating income for fiscal 1999 decreased 18.2% to $30.8 million from $37.7 million in fiscal 1998 as a result of the net sales and related gross profit decreases and operating expense increases noted above. Operating income as a percentage of net sales decreased to 15.1% in fiscal 1999 from 17.8% in fiscal 1998.

     Other Income (Expense). Other expense increased 2.1% in fiscal 1999 to $24.8 million from $24.3 million in fiscal 1999 due to the increase in interest expense on the $50 million Holdings Discount Notes which was partially offset by decreases in GFSI interest expense due to the reduced revolver and term loan balances.

     Income Taxes. Income tax expense decreased 58.8% to $2.2 million in fiscal 1999 from $5.2 million in 1998 due primarily to the decrease in pretax income. The Company's effective tax rates for fiscal 1999 and 1998 were 35.8% and 39.2%, respectively.

     Net Income. Net income for fiscal 1999 was $3.9 million compared to $7.9 million in fiscal 1998. The decrease in net income is the result of the changes in operating income, interest expense and income tax expense described above.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in fiscal 2000, 1999 and 1998 was $7.2 million, $21.0 million and $3.9 million, respectively. Changes in inventory and accounts receivable balances contributed to the decline in cash provided by operating activities in fiscal 2000 as compared to fiscal 1999. Declining inventory levels and small growth in accounts receivable contributed to the increase in cash provided by operating activities in fiscal 1999 as compared to fiscal 1998. Changes in working capital resulted in cash sources (uses) of ($8.9) million, $6.7 million, ($12.4) million in fiscal 2000, 1999 and 1998, respectively.

     Cash used in investing activities for fiscal 2000, 1999 and 1998 was $1.9 million, $2.0 million and $2.6 million, respectively which primarily represented capital expenditures for plant and equipment.

     Cash used in financing activities for fiscal 2000, 1999 and 1998 was $14.1 million, $10.1 million and $1 million, respectively. The cash used in financing activities in 2000 was primarily related to $14 million in GFSI long-term debt repayments of which $7.8 million was debt prepayment. The cash used in financing activities in 1999 was primarily attributable to long-term debt repayments and net payments under the Revolving Credit Agreement. The cash used in financing activities in 1998 was primarily attributable to payments on long-term debt partially offset by additional borrowings under the revolving credit agreement.

     The Company believes that cash flows from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its Credit Agreement in 2002 and the Senior Subordinated Notes in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which and approximately $12.6 million was utilized for outstanding commercial and stand-by letters of credit as of June 30, 2000).

     GFSI anticipates paying dividends to Holdings to enable Holdings to pay corporate income taxes, interest on subordinated discount notes issued by Holdings (the "Holdings Discount Notes"), fees payable under a consulting agreement and certain other ordinary course expenses incurred on behalf of the Company. Holdings is dependent upon the cash flows of GFSI to provide funds to service the indebtedness represented by $50.0 million of Holdings Discount Notes. Holdings Discount Notes do not have an annual cash flow requirement until 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi- annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, Holdings' cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $421,000 annually.

Holdings Preferred Stock may be redeemed at stated value (approximately $3.6 million) plus accrued dividends with mandatory redemption in 2009.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not expect the implementation of this statement to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. The effect, if any, of complying with the accounting described in this bulletin has not been determined by management.

SEASONALITY AND INFLATION

     The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. In fiscal 2000, net sales of the Company during the first half and second half of the fiscal year were approximately 52% and 48%, respectively. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. Sales and profitability at the Company's Resort, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resort, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments, including an interest rate swap agreement, are used by the Company to manage its exposure on variable rate debt obligations. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt of manage its exposure to interest rate changes. For additional information on the Company's derivative financial instruments, refer to notes 9 and 10 to the Consolidated Financial Statements. The Company's outstanding long-term debt at June 30, 2000 is as follows:

                                Principal           Notional                Receive       Maturity       Estimated
                                 Amount              Amount    Pay Rate      Rate           Date         Fair Value
                                ---------           --------   --------      ----         --------       ----------
Fixed Rate Debt:
Senior Subordinated Notes ..   $125,000,000           N/A       9.625%        N/A        March, 2007   $ 93,750,000

Mortgage Payable ...........        328,842           N/A        7.60%        N/A         June, 2004        328,842

Subordinated Discount Notes      68,118,157           N/A      11.375%        N/A         Feb., 2009     14,985,995

Variable Rate Debt:

Term Loan A ................     20,984,884           N/A      9.0625%(1)     N/A     December, 2002     20,984,884

Term Loan B ................     20,560,948           N/A      9.5625%(2)     N/A        March, 2004     20,560,948

Interest Rate Swap Agreement            N/A    $7,000,000       5.62%(3)  6.76125%(4)     Nov., 2000         42,621


--------
(1) Rate resets periodically to Eurodollar Rate plus 2.25%. Rate represents rate in effect at June 30, 2000.

(2) Rate resets periodically to Eurodollar Rate plus 2.75%. Rate represents rate in effect at June 30, 2000.

(3)  Fixed payment rate.

(4) Rate resets periodically to LIBOR. Rate represents rate in effect at June 30, 2000.

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


ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Independent Auditor's Report.............................................     15

Consolidated Balance Sheets -  July 2, 1999 and June 30, 2000............     16

Consolidated Statements of Income - Years Ended July 3, 1998,
     July 2, 1999 and June 30, 2000......................................     17

Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency) - Years Ended July 3, 1998, and July 2, 1999,
    and June 30, 2000....................................................     18

Consolidated Statements of Cash Flows - Years Ended  July 3, 1998,
     July 2, 1999 and June 30, 2000......................................     19

Notes to Consolidated Financial Statements...............................     20

Schedule I - GFSI Holdings, Inc. and Subsidiary Parent Company
     Only Financial Statements...........................................     31

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
GFSI Holdings, Inc. and subsidiary
Lenexa, Kansas

     We have audited the accompanying consolidated balance sheets of GFSI Holdings, Inc. and subsidiary ("Holdings") as of June 30, 2000 and July 2, 1999, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of Holdings' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards general accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings as of June 30, 2000 and July 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 8, 2000

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                       July 2,        June 30,
                                                        1999            2000
                                                       -------        --------
                        ASSETS
Current assets:
  Cash and cash equivalents.......................    $10,278,391   $ 1,460,887
  Accounts receivable, net of allowance
     for doubtful accounts of $832,487
     and $848,225 at July 2, 1999 and
     June 30, 2000.................................    28,380,708    29,801,096
  Inventories, net.................................    36,323,596    40,139,639
  Deferred income taxes............................     1,790,011     1,121,741
  Prepaid expenses and other current assets........     1,041,137     1,117,391
                                                      -----------   -----------
     Total current assets..........................    77,813,843    73,640,754

Property, plant and equipment, net.................    20,244,605    19,355,825

Other assets:
  Deferred financing costs, net of
     accumulated amortization of
     $2,744,749 and $3,926,726
     at July 2, 1999 and June 30, 2000.............      7,616,352    6,434,375
  Other............................................          5,001        5,001
                                                      ------------  ------------
                                                         7,621,353    6,439,376
                                                      ------------  ------------
         Total assets..............................   $105,679,801  $99,435,955
                                                      ============  ============


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable................................    $ 8,289,400   $ 5,316,494
  Accrued interest expense........................      4,484,043     4,000,443
  Accrued expenses................................      7,947,616     7,668,152
  Income taxes payable............................         --           307,916
  Current portion of long-term debt...............      6,549,660     6,953,012
                                                      ------------  ------------
     Total current liabilities....................     27,270,719    24,246,017

Deferred income taxes.............................      1,183,085     1,048,894
Long-term debt ...................................    235,312,158   228,473,690
Other long-term obligations.......................        736,524       552,268
Redeemable preferred stock........................      4,545,250     4,906,900
Commitments and contingencies (Note 5)
  Stockholders' equity (deficiency):
    Series A Common Stock, $.01 par value,
      1,105 shares authorized, 1,000 shares
      issued at July 2, 1999 and June 30, 2000....             10            10
  Series B Common Stock, $.01 par value,
    1,000 shares authorized, 1,000 shares issued
    at July 2, 1999 and June 30, 2000.............             10            10
  Additional paid-in capital......................        199,980       199,980
     Accumulated deficiency.......................   (163,567,434) (159,989,612)
     Treasury Stock, at cost (7.5 and
       33 Series A shares at July 2, 1999
       and June 30, 2000, respectively)...........           (501)       (2,202)
                                                    ------------  ------------
        Total stockholders' equity (deficiency)...   (163,367,935) (159,791,814)
                                                     ------------  ------------
         Total ...................................   $105,679,801  $ 99,435,955
                                                     ============  ===========


                 See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME



                                                     Years Ended
                                   ---------------------------------------------

                                       July 3,        July 2,        June 30,
                                        1998           1999            2000
                                       ------         -------        --------

Net sales......................... $ 211,164,245   $ 203,900,105  $ 202,980,809
Cost of sales.....................   125,686,859     120,739,292    123,207,652
                                   -------------   -------------  -------------
          Gross profit............    85,477,386      83,160,813     79,773,157

Operating expenses:
     Selling......................    22,987,548      23,297,855     24,479,665
     General and administrative...    24,822,868      29,051,298     24,069,825
                                   -------------   -------------  -------------
                                      47,810,416      52,349,153     48,549,490
                                   -------------   -------------  -------------
          Operating income........    37,666,970      30,811,660     31,223,667

Other income (expense):
     Interest expense.............   (24,203,492)    (25,019,024)   (24,821,625)
     Other   .....................       (55,394)        244,874        211,279
                                   -------------   -------------  -------------
                                     (24,258,886)    (24,774,150)   (24,610,346)
                                   -------------   -------------  -------------
Income before income taxes and
   extraordinary item.............    13,408,084       6,037,510      6,613,321
Provision for income taxes........    (5,257,242)     (2,164,530)    (2,614,146)
                                   -------------   -------------  -------------
Income before extraordinary item..     8,150,842       3,872,980      3,999,175
Extraordinary item, net of tax
   benefit of $135,286 ..........       (202,929)             --             --
                                   -------------   -------------  -------------
Net income   .....................     7,947,913       3,872,980      3,999,175
Preferred stock dividends.........    (1,336,205)       (425,491)      (421,353)
Net income attributable to
   common shareholders............ $   6,611,708   $   3,447,489  $   3,577,822
                                   =============   =============  =============



                 See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

            YEARS ENDED JULY 3, 1998, JULY 2, 1999 AND JUNE 30, 2000




                                                                 Retained                     Notes
                             Series A   Series B   Additional    Earnings                  Receivable
                              Common     Common     Paid-In    (Accumulated    Treasury       from
                               Stock      Stock     Capital     Deficiency)     Stock     Stockholders       Total
                             --------   --------   ---------    -----------    --------   ------------       -----
Balance,  June 27, 1997 ...    $   10     $ 10     $ 199,980   $(173,626,631)   $    --    $ (788,500)  $(174,215,131)
    Redemption of notes
    receivable from
    stockholders...........                                                                   788,500         788,500
    Net income ............                                        7,947,913                                7,947,913
    Accrued dividends on
    redeemable
    preferred stock........                                       (1,336,205)                              (1,336,205)
                               ------     ----     ---------  --------------     --------   -----------   ------------

Balance, July 3, 1998.......       10       10       199,980    (167,014,923)          --           --    (166,814,923)
   Net income...............                                       3,872,980                                 3,872,980
   Accrued dividends on
   redeemable preferred
   stock....................                                        (425,491)                                 (425,491)
   Treasury stock purchase..                                                        (501)                         (501)
                               ------     ----     ---------  --------------     --------   -----------   ------------

Balance, July 2, 1999.......       10       10       199,980    (163,567,434)       (501)          --     (163,367,935)
   Net income...............                                       3,999,175                                 3,999,175
   Accrued dividends on
   redeemable preferred
   stock....................                                        (421,353)                                 (421,353)
   Treasury stock purchase                                                        (1,701)                       (1,701)
                               ------     ----     ---------  --------------    --------   -----------   -------------

Balance, June 30, 2000......   $   10     $ 10     $ 199,980  $ (159,989,612)    $ (2,202) $        --   $(159,791,814)
                               ======     ====     =========  ==============    =========  ===========   ==============



                 See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Years Ended
                                                                          -------------------------------------------

                                                                          July 3,1998   July 2, 1999   June 30, 2000
                                                                          -----------   ------------   -------------
Cash flows from operating activities:
  Net income.........................................................      $7,947,913   $  3,872,980   $  3,999,175
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation..................................................       2,938,400      3,083,490      3,235,324
       Amortization of deferred financing costs......................       1,184,613      1,181,977      1,181,977
       (Gain) loss on sale or disposal of property, plant and
          equipment.................................................           15,206        (44,282)        56,545
       Deferred income taxes.........................................        (695,601)      (161,691)       534,079
       Amortization of discount on long-term debt....................       4,581,163      6,402,801      7,134,194
       Extraordinary loss............................................         338,215             --             --
  Changes in operating assets and liabilities:
       Accounts receivable, net......................................      (3,958,309)      (716,810)    (1,420,388)
       Inventories, net..............................................      (6,736,529)     7,974,699     (3,816,043)
       Prepaid expenses, other current assets and other assets.......        (197,492)       441,995        (76,255)
       Income taxes payable..........................................        (200,000)             --       307,915
       Accounts payable, accrued expenses and other long-term
         obligations................................................       (1,324,416)      (996,526)    (3,920,224)
                                                                         ------------   ------------   ------------
          Net cash provided by operating activities..................       3,893,163     21,038,633      7,216,299
                                                                         ------------   ------------   ------------
Cash flows from investing activities:
     Proceeds from sales of property, plant and equipment............         323,375        249,398         61,489
     Purchases of property, plant and equipment......................      (2,971,624)    (2,290,711)    (1,998,240)
                                                                         ------------   ------------   ------------
          Net cash used in investing activities......................      (2,648,249)    (2,041,313)    (1,936,751)
                                                                         ------------   ------------   ------------
Cash flows from financing activities:
     Net changes to revolving credit agreement borrowings............       2,600,000     (5,600,000)            --
     Proceeds from long-term debt....................................         427,694             --             --
     Payments on long-term debt......................................      (4,500,000)    (5,049,839)   (14,035,648)
     Cash paid for financing costs...................................        (316,767)             --            --
     Redemption of notes receivable from sale of stock...............         788,500             --             --
     Redemption of preferred stock...................................              --        (15,966)       (59,703)
     Treasury stock purchase.........................................              --           (501)        (1,701)
     Proceeds from training grants...................................              --        586,524             --
                                                                         ------------   ------------   ------------
                 Net cash used in financing activities...............      (1,000,573)   (10,079,782)   (14,097,052)
                                                                         ------------   ------------   ------------
                 Net increase in cash and cash equivalents...........         244,341      8,917,538     (8,817,504)

Cash and cash equivalents
     Beginning of period.............................................       1,116,512      1,360,853     10,278,391
                                                                         ------------   ------------   ------------
     End of period...................................................    $  1,360,853   $ 10,278,391   $  1,460,887
                                                                         ============   ============   ============

  Supplemental cash flow information:
          Interest paid..............................................    $ 18,814,599  $  17,295,085   $ 16,329,449
                                                                         ============  =============   ============
          Income taxes paid..........................................    $  6,314,500  $   2,804,209   $  1,530,298
                                                                         ============  =============   ============
  Supplemental schedule of non-cash investing and financing
    activities:
    Exchange of subordinated notes and preferred stock for
      discount notes................................................     $ 50,000,000
                                                                         ============
    Accrual of preferred stock dividends.............................    $  1,336,205  $     425,491   $    421,353
                                                                         ============  =============   ============
    Equipment purchased under capital lease..........................                                  $    468,338
                                                                                                       ============



                 See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED JULY 3, 1998, JULY 2, 1999 AND JUNE 30, 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business--GFSI Holdings, Inc. ("Holdings") through its wholly-owned subsidiary, GFSI, Inc. ("GFSI") is a leading designer, manufacturer and marketer of high quality, custom designed sportswear and activewear bearing names, logos and insignia of resorts, corporations, colleges and professional sports. The Company's customer base is spread throughout the United States.

     Principles of Consolidation--The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, GFSI. All significant intercompany accounts and transactions have been eliminated.

     Fiscal Year--The Company, utilizes a 52/53 week fiscal year which ends on the Friday nearest June 30. The twelve month periods ended July 2, 1999 and June 30, 2000 each contain 52 weeks and the twelve month period ended July 3, 1998 contains 53 weeks.

     Revenue Recognition--The Company recognizes revenue upon shipment of its products to its customers.

     Cash and Cash Equivalents--Holdings considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Included in inventories are markdown allowances of $1,174,147 and $1,254,565 at July 2, 1999 and June 30, 2000, respectively.

     Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Major renewals and betterments that extend the life of the asset are capitalized; other repairs and maintenance are expensed when incurred.

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

        Buildings and improvements...............     40 years
        Furniture and fixtures...................   3-10 years

     Long-Lived Assets-- The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstance indicate that the carrying amount of its assets might not be recoverable, and has concluded no financial statement adjustment is required.

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

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Derivative Financial Instruments -- Holdings is a party to an interest rate swap agreement. Income or expense resulting from interest rate swap agreements used in conjunction with on-balance sheet liabilities are accounted for on an accrual basis and recorded as an adjustment to expense on the matched instrument. Interest rate swap agreements that are not matched with specific liabilities are recorded at fair value, with changes in the fair value recognized in current operations.

     Advertising Costs -- All costs related to advertising GFSI's products are expensed in the period incurred. Advertising expenses totaled $1,631,259, $1,658,814 and $1,676,842 for the years ended July 3, 1998, July 2, 1999 and
June 30, 2000, respectively.

     Income Taxes -- The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Segment Information -- The Company has determined that it has a single reportable operating segment which engages in designing, manufacturing and marketing logoed apparel. No single customer represents ten percent or more of consolidated revenues. In addition, substantially all of the Company's revenues are derived from sources within the United States of America and all of its assets are located within the United States of America.

     New Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement, as amended by SFAS No. 137 and SFAS No. 138 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not expect the implementation of this statement to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. The effect, if any, of complying with the accounting described in this bulletin has not been determined by management.

     Reclassifications -- Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   PROPERTY, PLANT AND EQUIPMENT

                                    July 2, 1999    June 30, 2000
                                    ------------    -------------

Land............................... $  2,455,373    $   2,455,373
Buildings and improvements.........   20,493,021       20,944,494
Furniture and fixtures.............   16,351,396       17,320,084
                                    ------------    -------------
                                      39,299,790       40,719,951
Less: accumulated depreciation.....   19,368,979       21,382,426
                                    ------------    -------------
                                      19,930,811       19,337,525
Construction in progress...........      313,794           18,300
                                    ------------    -------------
                                    $ 20,244,605    $  19,355,825
                                    ============    =============


Assets under capital leases are summarized as follows:

                                    July 2, 1999      June 30, 2000
                                    ------------      -------------
Furniture and fixtures............            --         $  468,338
Less: accumulated amortization....            --             30,579
                                                         ----------
Net assets under capital lease                           $  437,759
                                                         ==========


The following are the minimum lease payments that will have to be made in each of the years indicated based on capital and operating leases in effect as of June 30, 2000:


Fiscal Year:                                       Capital            Operating
                                                 ---------           -----------
2001...........................................  $ 142,345           $   480,921

2002..........................................     142,345               243,612

2003..........................................      81,439               152,169

2004..........................................      74,135               141,802

2005..........................................      71,895                89,779
                                                  --------           -----------

Total minimum lease payments..................     512,159           $ 1,108,283
                                                                     ===========

Amount representing interest..................     (78,288)
                                                 ----------

Present value of minimum lease payements......   $ 433,871
                                                 =========

Rental expense for all operating leases aggregated $414,123, $725,314 and $659,338 in fiscal years 1998, 1999 and 2000, respectively.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   REVOLVING CREDIT AGREEMENT

     The Company has a $50,000,000 secured line of credit (the "Line") with an interest rate that periodically adjusts to the Eurodollar rate plus 2.25%. The Line is secured by substantially all of the property, plant and equipment of the Company and matures in December of 2002. The Line is subject to certain restrictions and covenants, among them being the maintenance of certain financial ratios, the most restrictive of which require the Company to maintain a fixed charge coverage ratio greater than 1.03 to 1.0, an interest expense coverage ratio of greater than 1.55 to 1.0 and a maximum leverage ratio of less than 4.95 to 1.0, as defined in the agreement. The Company is limited with respect to the making of payments (dividends and distributions), the incurrence of certain liens, the sale of assets under certain circumstances, certain transactions with affiliates, certain consolidations, mergers, and transfers, and the use of loan proceeds. There were no borrowings against this line as of July 2, 1999 and June 30, 2000.

     Letters of credit against this Line at July 2, 1999 and June 30, 2000, for unshipped merchandise aggregated $17,783,802 and $11,329,452, respectively. Stand-by letters of credit issued against the Line at July 2, 1999 and June 30, 2000, aggregated $1,866,561 and $1,275,481, respectively.


4.   LONG-TERM DEBT

     Long-term debt consists of:

                                                                                July 2,           June 30,
                                                                                 1999              2000
                                                                            -------------     --------------
Senior Subordinated Notes, 9.625% interest rate, due 2007................   $ 125,000,000     $ 125,000,000
Term Loan A, variable interest rate, 7.4375% and 9.0625%
    at July 2, 1999 and June 30, 2000, respectively, due 2002............      31,000,000        20,984,884
Term Loan B, variable interest rate, 7.9375% and 9.5626%
    at July 2, 1999 and June 30, 2000, respectively, due 2004............      24,500,000        20,560,948
Subordinated Discount Notes, 11.375% interest rate, due 2009.............      60,983,963        68,118,157
Mortgage payable to the City of Bedford, Iowa, 7.60% interest rate.......         377,855           328,842
Capital lease obligation.................................................              --           433,871
                                                                             ------------       -----------
                                                                              241,861,818       235,426,702
Less current portion.....................................................       6,549,660         6,953,012
                                                                             ------------    ---------------
                                                                             $235,312,158    $  228,473,690
                                                                             ============    ==============


     On February 27, 1997, the Company entered into a Credit Agreement with a group of financial institutions to provide for three credit facilities: (i) a term loan of $40,000,000 ("Term Loan A"), (ii) a term loan of $25,000,000 ("Term Loan B" and collectively, with Term Loan A, the "Term Loans") and (iii) a $50,000,000 secured line of credit (see Note 3).

     The Credit Agreement is secured by substantially all of the property, plant and equipment of Holding's wholly- owned subsidiary, GFSI, and is subject to general and financial covenants that place certain restrictions on GFSI. GFSI is limited with respect to the making of payments (dividends and distributions) to Holdings; the incurrence of certain liens; the sale of assets under certain circumstances; certain transactions with affiliates; certain consolidations, mergers, and transfers; and the use of loan proceeds.

     As discussed in Note 9 to the consolidated financial statements, the floating interest rate on a previous line of credit agreement was partially converted to a fixed interest rate of 5.62% by a $7,000,000 notional amount interest rate swap agreement terminating on November 20, 2000. This interest rate swap agreement was not terminated at February 27, 1997 in conjunction with the early extinguishment of the debt. Such interest rate swap has been redesignated to the Term Loan A debt agreement.

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

     Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on September 1 and March 1, commencing September 1, 1997. The Senior Subordinated Notes mature on March 1, 2007 and are redeemable, in whole or in part, at the option of the Company at any time on or after March 1, 2002 at the redemption prices listed below:


                    Year                            Percentage
                    ----                            ----------
                    2002.........................    104.813%
                    2003.........................    103.208
                    2004.........................    101.604
                    2005 and thereafter..........    100.000

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

     At June 30, 2000, the Senior Subordinated Notes estimated fair value approximated $93,750,000.

     The Senior Subordinated Notes Indenture includes covenants that, among other things, limit payments of dividends and other restricted payments and the incurrence of additional indebtedness. As of June 30, 2000, the Company was in compliance with all such covenants.

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

     The Discount Notes include certain affirmative and negative covenants. As of June 30, 2000, the Company was in compliance with all such covenants.

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

     Aggregate maturities of the Holdings' long-term debt as of June 30, 2000 are as follows assuming a 52/53 week fiscal year:

                    Fiscal year
                    2001...................   $  6,953,012
                    2002...................      8,661,740
                    2003...................     12,430,763
                    2004...................     14,194,338
                    2005...................         68,692
                    Thereafter.............    193,118,157
                                              ------------
                    Total                     $235,426,702
                                              ============

     In connection with the issuance and exchange of the Subordinated Notes for the 11.375% Series A Senior Discount Notes, the Company recognized an extraordinary loss in the consolidated statement of income for the year ended July 3, 1998 of $338,215 ($202,929 on an after-tax basis) representing the write-off of deferred financing costs.


5.   COMMITMENTS AND CONTINGENCIES

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

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   REDEEMABLE PREFERRED STOCK

     The Company issued 27,000 shares of Cumulative Preferred Stock, 13,500 shares as Series A 12% Cumulative Preferred Stock, 11,000 shares as Series B 12% Cumulative Preferred Stock, and 2,500 shares as Series C 12% Cumulative Preferred Stock (which along with the Series A and Series B Preferred Stock shall be collectively referred to as the "Preferred Stock") in 1997. The holders of Preferred Stock are entitled to annual cash dividends of $120 per share, payable on March 1 of each year, in accordance with the terms set forth in the Articles of Incorporation. The liquidation preference for each share of Preferred Stock is $1,000 plus any accrued and unpaid dividends. Mandatory redemption of the liquidation preference plus any accrued and unpaid dividends occurs on March 1, 2009.

     On September 17, 1997, through an offering of exchangeable units, certain holders of the Preferred Stock exchanged their preferred shares for 25,000 shares of Series D 11.375% Preferred Stock which were ultimately redeemed for $25.0 million of Holdings Discount Notes.

     Redeemable preferred stock consists of the following:

                                                                                     July 2,     June 30,
                                                                                      1999          2000
                                                                                ------------   ------------
Series A 12% Cumulative Preferred Stock, $0.1 par value 1,761 and 1,715
       shares outstanding at July 2, 1999 and June 30, 2000, respectively..     $  2,264,559   $  2,412,798
Series B 12% Cumulative Preferred Stock, $0.1 par value, 1,445 shares
       outstanding at July 2, 1999 and June 30, 2000.......................        1,858,337      2,032,228
Series C 12% Cumulative Preferred Stock, $0.1 par value,  329 shares
       outstanding at  July 2, 1999 and June 30, 2000. ....................          422,354        461,874
                                                                                ------------   -------------
                                                                                $  4,545,250   $  4,906,900
                                                                                ============   ============


7.   PROFIT SHARING AND 401(K) PLAN

     The Company has a defined contribution plan which includes employee directed contributions with an annual Company matching contribution of 50% on up to 4% of a participants annual compensation. In addition, The Company may make additional profit sharing contributions at the discretion of the Board of Directors. Participants exercise control over the assets of their account and choose from a broad range of investment alternatives. Contributions made by the Company to the plan related to the 401(k) match and profit sharing portions totaled $288,521 and $344,177, respectively, for the year ended July 3, 1998, $364,096 and $476,291, respectively, for the year ended July 2, 1999 and $343,450 and $373,174, respectively, for the year ended June 30, 2000.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INCOME TAXES

     The provisions for income taxes for the years ended July 3, 1998, July 2, 1999 and June 30, 2000 consist of the following:

                                                     July 3,       July 2,       June 30,
                                                      1998          1999           2000
                                                    -----------  ------------   ------------
Current income tax provision....................    $ 5,682,271   $ 2,326,221   $ 2,080,067
Deferred income tax provision (benefit).........       (560,315)     (161,691)      534,079
                                                    -----------   -----------   ------------
     Total income tax provision.................    $ 5,121,956   $ 2,164,530   $ 2,614,146
                                                    ===========   ===========   ===========

Allocated to:
   Operating activities.........................    $ 5,257,242   $ 2,164,530   $ 2,614,146
   Extraordinary loss...........................       (135,286)           --            --
                                                    -----------   -----------   ------------
    Total income tax provision..................    $ 5,121,956   $ 2,164,530   $ 2,614,146
                                                    ===========   ===========   ===========


     The income tax provisions from operating activities differ from amounts computed at the statutory federal year ended income tax rate as follows:

                                                               July 3, 1998          July 2, 1999              June 30, 2000
                                                          ---------------------   ---------------------    ----------------------
                                                             Amount        %          Amount         %       Amount        %
                                                             ------        -          ------         -       ------        -
Income tax provision at the statutory rate.............    $4,692,829     35.0%    $2,052,753    34.0%     $2,248,529     34.0%
Effect of state income taxes, net of federal benefit...       670,405       5.0       241,500      4.0        342,044       5.2
Other..................................................      (105,992)    (.8)       (129,723)    (2.2)        23,573        .3
                                                           ----------    -----     ----------     -----    ----------     -----
                                                           $5,257,242    39.2%     $2,164,530     35.8%    $2,614,146     39.5%
                                                           ==========    =====     ==========     =====    ==========     =====


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The sources of the differences that give rise to the deferred income tax assets and liabilities as of July 2, 1999 and June 30, 2000, along with the income tax effect of each, are as follows:

                                                    July 2, 1999                June 30, 2000
                                                 Deferred Income Tax          Deferred Income Tax
                                               -------------------------   -------------------------
                                                  Assets    Liabilities      Assets      Liabilities
                                                  ------    -----------      ------      -----------
Accounts receivable.........................    $  387,874   $       --    $  384,709   $       --
Inventory valuation.........................       361,154           --       112,460           --
Property, plant, and equipment..............            --    1,228,389            --    1,033,093
Accrued expenses............................     1,112,767           --       712,051           --
Other.......................................            --       26,480            --      103,280
                                                ----------   ----------    ----------   -----------
Total.......................................    $1,861,795   $1,254,869    $1,209,220   $1,136,373
                                                ==========   ==========    ==========   ===========


9.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair values of the Company's interest rate swap and cap agreements are not recognized in the Financial Statements as they are used in conjunction with on balance sheet liabilities and were as follows:


                                    Contract or     Estimated
                                      Notional         Fair             Weighted Average
                                       Amount          Value            Interest Rate
                                    -----------     ----------      -----------------------
                                                                    Receivable      Payable
                                                                    ----------      -------
July 2, 1999.....................   $  7,000,000$     (1,574)          5.0%          5.62%
June 30, 2000....................      7,000,000       42,621      6.76125%          5.62%


     GFSI has entered into an interest rate swap agreement to exchange fixed interest rates for floating rate debt payments. The agreement carries a notional amount of $7,000,000 and terminates on November 18, 2000, as further described in Note 4 to the consolidated financial statements.


10.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that GFSI disclose estimated fair values for its financial instruments which include cash and cash equivalents, accounts receivables, short-term borrowings, accounts payables, long-term debt and interest rate swap agreements.

     Cash and cash equivalents -- The carrying amount reported on the balance sheet represents the fair value of cash and cash equivalents.

     Accounts receivable --   The  carrying  amount  of    accounts   receivable
approximates fair value because of the short- term nature of the financial instruments.

     Accounts payable -- The carrying amount of accounts payable approximates fair value because of the short-term nature of the financial instruments.

     Long-term debt  --   Current  market  values, if  available,  are  used  to
determine fair values of debt issues with fixed rates. The carrying value of floating rate debt is a reasonable estimate of their fair value.

     Derivative Financial Instruments -- Quoted market prices or dealer quotes are used to estimate the fair value of interest rate swap and cap agreements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following summarizes the estimated fair value of financial instruments, by type:


                                                             July 2, 1999                June 30, 2000
                                                     -----------------------------   --------------------------
                                                         Carrying         Fair        Carrying        Fair
                                                          Amount         Value          Amount        Value
                                                     -------------    ------------   ------------ -------------
Assets and liabilities:
Cash and cash equivalents.......................     $  10,278,391    $ 10,278,391   $  1,460,887 $  1,460,887
Accounts receivable.............................        28,380,708      28,380,708     29,801,096   29,801,096
Accounts payable................................         8,289,400       8,289,400      5,316,494    5,316,494
Long-term debt..................................       241,861,818     204,786,308    235,426,702   15,044,540

Off-Balance Sheet Financial Instruments:
   Interest rate swap agreements
       (asset/(liability))                                     N/A         (1,574)            N/A       42,621


     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.


11.   RELATED PARTY TRANSACTIONS

     The Company has entered into supply arrangements with several affiliated companies controlled by certain members of Company management. The agreements allow the Company to outsource embroidery work to the affiliates in the event that demand exceeds the Company's manufacturing capacity. Amounts paid to these entities were $5,781,092, $5,716,298 and $4,783,771 for the years ended July 3, 1998, July 2, 1999 and June 30, 2000, respectively.

     Holdings has an agreement with an affiliate of the Company to render services to the Company including consultation on its financial and business affairs, its relationship with its lenders and stockholders, and the operation and expansion of its business. The agreement will renew for successive one year terms unless either party, within 60 days prior to renewal, elects to terminate the agreement. These fees are included as deferred financing costs in the accompanying financial statements. In addition, the Company incurred consulting fees totaling $500,000 for each of the years ended, July 3, 1998, and July 2, 1999, and $365,000 for the year ended June 30, 2000 which are included in general and administrative expenses in the accompanying consolidated financial statements.

     Holdings has a non-compete agreement with a shareholder. In exchange for the covenant not to compete, the shareholder will be paid $250,000 per annum for a period of ten years. For each of the years ended, July 3, 1998, July 2, 1999 and June 30, 2000, $250,000 of expense related to this agreement was included in general and administrative expenses in the accompanying consolidated financial statements.

     The Subordinated Notes, as described in Note 4 to the financial statements, were issued to an affiliate of the Jordan Company. Interest expense paid to the Jordan Company affiliate totaled $1,141,667 during the year ended July 3, 1998.

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
GFSI Holdings, Inc. and subsidiary
Lenexa, Kansas

     We have audited the consolidated financial statements of GFSI Holdings, Inc. and subsidiary as of June 30, 2000 and July 2, 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated September 8, 2000. Our audits also included the financial statement schedule which follows. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Kansas City, Missouri
September 8, 2000

                                                                     SCHEDULE I

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                               PARENT COMPANY ONLY

                                 BALANCE SHEETS
                         July 2, 1999 and June 30, 2000




                                                                           July 3,        June 30,
                                                                            1999           2000
                                                                      -------------      -----------
                       ASSETS
Current assets:
        Cash......................................................   $      14,682      $     14,682

     Income tax receivables.......................................         892,721               --
                                                                      ------------      ------------
                                                                           907,403            14,682
Deferred financing costs..........................................         268,372           241,974
                                                                      ------------      ------------
                                                                      $  1,175,775      $    256,656
                                                                      ============      ============

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities--income taxes payable.........................    $         --      $    214,646
Negative investment in GFSI, Inc..................................     109,627,289       109,627,289
Long-term debt....................................................      60,983,963        68,118,157
Redeemable preferred stock........................................       4,545,250         4,906,900
Stockholders' deficiency:
         Common stock.............................................              20                20
         Accumulated deficiency...................................    (173,980,246)     (182,608,154)

         Treasury stock, at cost (7.5 and 33 shares at
             July 2, 1999 and June 30, 2000, respectively)........            (501)           (2,202)
                                                                      ------------      ------------
                    Total stockholders' deficiency................    (173,980,727)     (182,610,336)
                                                                      ------------      ------------
                                                                      $  1,175,775      $    256,656
                                                                      ============      ============

                                                                      SCHEDULE I



                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                               PARENT COMPANY ONLY

                        STATEMENTS OF INCOME Years Ended
                  July 3, 1998, July 2, 1999 and June 30, 2000





                                                                                            Years Ended
                                                                        --------------------------------------------------
                                                                          July 3, 1998      July 2, 1999    June 30, 2000
                                                                        -----------------   -------------   -------------
General and administrative expenses.................................... $         (1,336)   $     (29,510)   $    (9,500)
Other income...........................................................           11,680               --             --
Interest expense.......................................................       (4,986,383)      (6,429,198)    (7,160,591)
                                                                        ----------------    -------------    ------------
Loss before income taxes, extraordinary item and equity in net
income of GFSI, Inc....................................................       (4,976,039)      (6,458,708)    (7,170,091)
Income tax benefit.....................................................        1,990,416        2,518,896      2,563,537
                                                                        ----------------     ------------     -----------
Loss before extraordinary item and equity in net income
     of GFSI, Inc......................................................       (2,985,623)      (3,939,812)    (4,606,554)
Extraordinary loss, net of tax benefit of $135,000.....................         (202,929)               --            --
                                                                        ----------------     ------------     -----------
Loss before equity in net income of GFSI, Inc..........................       (3,188,552)      (3,939,812)    (4,606,554)
Equity in net income of GFSI, Inc......................................       11,136,465         7,812,792     8,605,729
                                                                        ----------------     ------------    -----------
Net income.............................................................        7,947,913        3,872,980      3,999,175
Preferred stock dividends..............................................       (1,336,205)        (425,491)      (421,353)
                                                                        ----------------     ------------    -----------
Net income attributable to common shareholders......................... $      6,611,708     $  3,447,489    $ 3,577,822
                                                                        ================     ============    ============

                                   SCHEDULE I

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                               PARENT COMPANY ONLY

                            STATEMENTS OF CASH FLOWS

            Years Ended July 3, 1998, July 2, 1999 and June 30, 2000




                                                                                                 Years Ended
                                                                              -----------------------------------------------
                                                                              July 3, 1998    July 2, 1999     June 30, 2000
                                                                              ------------    ------------     --------------
Cash flows from operating activities:
Net income...............................................................     $  7,947,913     $ 3,872,980     $ 3,999,175
Adjustments to reconcile net income to net cash provided by
operating activities:
        Deferred tax provision...........................................               --              --              --
        Equity in net income of GFSI, Inc................................      (11,136,465)     (7,812,792)     (8,605,729)
        Distributions received from GFSI, Inc............................        1,141,667              --              --
        Amortization of deferred financing costs.........................           27,364          26,397          26,397
        Amortization of discount on long-term debt.......................        4,300,683       6,402,801       7,134,194
        Extraordinary loss...............................................          338,215              --              --
Changes in:
              Accounts receivable........................................           18,185              --              --
              Income tax receivable and income taxes payable.............       (1,215,280)         460,309        892,721
              Accrued expenses and income taxes payable..................         (350,105)        (133,228)       214,646
              Deferred income taxes......................................          259,271               --             --
                                                                              ------------      -----------     -----------
                     Net cash provided by operating activities...........        1,331,448        2,816,467      3,661,404
                                                                              ------------      -----------     -----------
Cash flows from financing activities:
     Capital contribution to GFSI, Inc.................................. .      (1,000,000)     (2,800,000)     (3,600,000)
     Cash paid for financing costs.......................................         (316,766)             --              --
     Redemption of preferred stock.......................................               --         (15,966)        (59,703)
     Treasury stock purchase.............................................               --            (501)         (1,701)
                                                                              ------------      -----------     -----------
                      Net cash used in financing activities..............       (1,316,766)     (2,816,467)     (3,661,404)
                                                                              ------------      -----------     -----------
 Net increase in cash....................................................           14,682              --              --
                                                                              ------------      -----------     -----------
Cash, beginning of period................................................               --           14,682         14,682
                                                                              ------------      -----------     -----------
Cash, end of period......................................................     $     14,682      $    14,682     $   14,682
                                                                              ============      ===========     ==========
Supplemental schedule of non-cash financing activities:
     Exchange of subordinated notes and preferred stock for discount
           notes.........................................................     $ 50,000,000
                                                                              ============
     Accrual of preferred stock dividends................................     $   1,336,205    $   425,491      $   421,353
                                                                              =============    ===========      ===========

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10 - Directors and Executive Officers

The following sets forth the names and ages of Holdings' directors and executive officers and the positions they hold as of the date of this annual report:


Name                                   Age       Position with Company
----                                   ---       ---------------------

Robert M. Wolff                         65        Chairman (1)

John L. Menghini                        50        President, Chief Executive Officer and Director (1)

Robert G. Shaw                          49        Senior Vice President, Finance and Human Resources and Director

Larry D. Graveel                        51        Executive Vice President, Chief Operating Officer and Director (1)

Michael H. Gary                         47        Senior Vice President, Sales Administration

A. Richard Caputo, Jr.                  34        Director

John W. Jordan II                       52        Director

David W. Zalaznick                      46        Director

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

     Robert M. Wolff has served as Chairman of the Company since its inception in 1974. (1)

     John L. Menghini has served as Chief Executive Officer since 1999. He has served as President, Chief Operating Officer and a director of the Company since 1984. Prior to that, Mr. Menghini served as a merchandise manager of the Company since 1977. (1)

      Robert G. Shaw has served as Senior Vice President, Finance and Human Resources and a director of the Company since 1993. Prior to that, Mr. Shaw held several management positions with the Company since 1976, including Vice President of Finance.

      Larry D. Graveel has served as Chief Operating Officer since 1999. He has served as a director of the Company since February 1997 and as Senior Vice President, Merchandising of the Company since 1993. Prior to that, Mr. Graveel served as a merchandising manager of the Company since 1984 (1).

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

-------
(1) Effective September 6, 2000, John Menghini resigned from the Company and Robert Wolff was appointed Chief Executive Officer and Larry Graveel was appointed President and Chief Operating Officer.

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


Item 11 - Executive Compensation

     The following table sets forth information concerning the aggregate compensation paid and accrued to the Company's top five executive officers for services rendered to the Company during each of the three most recent fiscal years. The executive officers include Robert M. Wolff, Chairman, John L. Menghini, President and Chief Executive Officer, Robert G. Shaw, Senior Vice President, Finance and Human Resources, Larry D. Graveel, Executive Vice
President, and Chief Operating Officer and Michael H. Gary, Senior Vice President, Sales Administration.


                                                      Fiscal                                         Other Annual
Position                                               Year           Salary         Bonus       Compensation (1)
--------                                             -------          ------        ------       ----------------

Robert M. Wolff                                       2000           $144,837     $        --          $       --
     Chairman (2)                                     1999            170,000              --                  --
                                                      1998            155,000              --                  --

John L. Menghini                                      2000            290,000          95,000               6,000
     President and Chief (2)                          1999            250,000         255,615               6,400
     Executive Officer                                1998            250,000         422,750               7,040

Robert G. Shaw                                        2000            170,000          35,000               6,000
     Senior Vice President and                        1999            160,000          92,000               6,400
     Chief Financial Officer                          1998            160,000         194,112               7,040

Larry D. Graveel                                      2000            190,000          35,000               6,000
     Executive Vice President                         1999            180,000          96,923               6,400
     Chief Operating Officer (2)                      1998            180,000         201,060               7,040

Michael H. Gary                                       2000            200,000          40,000               6,000
     Senior Vice President                            1999            180,000          96,923               6,400
                                                      1998            180,000         194,112               7,040

(1) Other annual compensation consists of car allowances, profit sharing, group medical benefits and individual beneficiary life insurance premiums paid by the Company.

(2) Effective September 6, 2000, John Menghini resigned from the Company and Robert Wolff was appointed Chief Executive Officer and Larry Graveel was appointed President and Chief Operating Officer.


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

                                                                          Amount of Beneficial
                                                                                Ownership
                                                                      ------------------------------
                                                                        Number
                                                                          of              Percentage
                                                                        Shares               Owned
                                                                      ---------           -----------

EXECUTIVE OFFICERS AND DIRECTORS:

Robert M. Wolff (2)(3)(4)........................................         60.0                 3.0%

John L. Menghini (2)(4)(5).......................................        257.0                 12.9

Robert G. Shaw (2)(6)............................................        235.0                 11.8

Larry D. Graveel (2)(4)(7).......................................        110.0                  5.5

Michael H. Gary (2)(8)...........................................        110.0                  5.5

John W. Jordan II (9)(10)........................................      78.3125                  3.9

David W. Zalaznick(9)............................................      78.3125                  3.9

A. Richard Caputo, Jr. (9).......................................         50.0                  2.5

All directors and executive officers as a group (8 persons)......      971.125                 48.7

OTHER PRINCIPAL STOCKHOLDERS:

JZ Equity Partners PLC (11)......................................        500.0                 25.0

Leucadia Investors, Inc. (12)....................................        125.0                  6.3


-------------
(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of July 3, 1998, there were 2,000 shares of common stock of Parent issued and outstanding.
(2) The address of each of Messrs. Wolff, Menghini, Shaw, Graveel and Gary is c/o GFSI, Inc., 9700 Commerce Parkway, Lenexa, Kansas 66219.
(3) All shares are held by the Robert M. Wolff Trust, of which Mr. Wolff is a trustee.
(4) Effective September 6, 2000, John Menghini resigned from the Company and Robert Wolff was appointed Chief Executive Officer and Larry Graveel was appointed President and Chief Operating Officer.
(5) 197 shares are held by the John Leo Menghini Revocable Trust, of which Mr. Menghini is a trustee. The remaining 60 shares are held in trust for family members of Mr. Menghini.
(6) 175 shares are held by the Robert Shaw Living Trust, of which Mr. Shaw is a trustee. The remaining 60 shares are held by Robert Shaw as custodian of family members.
(7) All shares are held by the Larry D. Graveel Revocable Trust, of which Mr. Graveel is a trustee.
(8)    90 shares are held by Michael H. Gary Revocable Trust, of which
       Mr. Gary is a trustee. The remaining 20 shares are held in trust for family members of Mr. Gary.
(9) The address of each of Messrs. Jordan, Zalaznick and Caputo is c/o The Jordan Company, 767 Fifth Avenue, New York, NY 10153.
(10) All shares are held by the John W. Jordan II Revocable Trust, of which Mr. Jordan is trustee.
(11) The principal address of JZ Equity Partners PLC is c/o Jordan/Zalaznick Capital Company, 767 Fifth Avenue, New York, NY 10153.
(12) The principal address of Leucadia Investors, Inc. is 315 Park Avenue South, New York, NY 10010.

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

                                  EXHIBIT INDEX

Exhibit
Number        Description                                                                                Page
--------      -----------                                                                                ----
   1          Purchase Agreement, dated September 17, 1997, by and among GFSI Holdings, Inc.
              and Donaldson, Lufkin & Jenrette Securities Corporation.                                     *

   2.1        Agreement for Purchase and Sale of Stock, dated January 24, 1997, among GFSI Holdings, Inc.
              GFSI, Inc. and the Shareholders of Winning Ways, Inc.                                        *

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

   (b)        Reports on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2000.


                                    GFSI, INC.

                                    By:  /s/   ROBERT M. WOLFF
                                       ---------------------------------------
                                       Robert M. Wolff
                                       Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 28, 2000.


            Signatures                                              Title
            ----------                                              -----
           /s/ ROBERT G. SHAW                   Senior Vice President, Finance and a Director
------------------------------------            (Principle Financial and Accounting Officer)
               ROBERT G. SHAW


          /s/ LARRY D. GRAVEEL                  President, Chief Operating Officer and a
------------------------------------            Director
               LARRY D. GRAVEEL



         /s/ MICHAEL H. GARY                    Senior Vice President and a Director
------------------------------------
              MICHAEL H. GARY


       /s/ RICHARD CAPUTO, JR.                  Director
------------------------------------
           RICHARD CAPUTO, JR.


        /s/ JOHN W. JORDAN II                   Director
------------------------------------
            JOHN W. JORDAN II


       /s/ DAVID W. ZALAZNICK                   Director
------------------------------------
           DAVID W. ZALAZNICK