Form 10-Q
period 2000-09-29
GFSI HOLDINGS INC
filed 2000-11-13
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number                  333-38951

                               GFSI HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


               Delaware                                74-2810744
    (State or other jurisdiction
   of incorporation or organization)       (I.R.S. Employer Identification No.)


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

Common stock, $0.01 par value per share - 1,967 shares issued and outstanding as of November 1, 2000.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 29, 2000
                                      INDEX


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

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                       June 30,    September 29,
                                                         2000          2000
                                                         ----          ----
Assets
Current assets:
     Cash & cash equivalents                           $ 1,461         $ 230
     Accounts receivable, net                           29,801        33,930
     Inventories, net                                   40,140        38,304
     Prepaid expenses and other current assets           1,117         1,343
     Deferred income taxes                               1,122         1,122
                                                      --------      --------
Total current assets                                    73,641        74,929
Property, plant and equipment, net                      19,356        18,801
Other assets:
     Deferred financing costs, net                       6,434         6,139
     Other
                                                             5             5
                                                      --------      --------
Total assets                                          $ 99,436      $ 99,874
                                                      ========      ========

Liabilities and stockholders' equity
  (deficiency)
Current liabilities:
     Accounts payable                                  $ 5,317       $ 7,548
     Accrued interest expense                            4,000           995
     Accrued expenses                                    7,668         7,291
     Income taxes payable                                  308           857
     Current portion of long-term debt                   6,953         7,380
                                                      --------      --------
Total current liabilities                               24,246        24,071
Deferred income taxes                                    1,049         1,049
Revolving credit agreement                                  --            --
Other long-term obligations                                552           544
Long-term debt, less current portion                   228,474       228,203
Redeemable preferred stock                               4,907         5,013
Stockholders' equity (deficiency):
     Common stock, $.01 par value
       2,105 shares authorized,
       2,000 shares issued at June 30, 2000
       and September 29, 2000                               --            --
     Additional paid-in capital                            200           200
     Accumulated deficiency                           (159,990)     (159,204)
     Treasury stock, at cost (33 series A
       shares at June 30, 2000 and
       September 29, 2000)                                  (2)           (2)
                                                       --------      --------
Total stockholders' equity (deficiency)               (159,792)     (159,006)
                                                       --------      --------
Total liabilities and stockholders'
  equity (deficiency)                                 $ 99,436      $ 99,874
                                                       ========      ========

NOTE: The consolidated balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)

                                                        Quarter Ended

                                                October 1,       September 29,
                                                   1999               2000
                                               ------------       -----------

Net sales                                       $ 54,839            $ 52,450

Cost of sales                                     33,612              32,327
                                                --------            --------

Gross profit                                      21,227              20,123


Operating expenses:

     Selling                                       6,424               6,025

     General and administrative                    6,188               6,570
                                                --------            --------
                                                  12,612              12,595
                                                --------            --------

Operating income                                   8,615               7,528


Other income (expense):

     Interest expense                             (6,157)             (6,115)

     Other, net                                       96                  50
                                                --------            --------
                                                  (6,061)             (6,065)
                                                --------            --------
Income before income taxes                         2,554               1,463


Provision for income taxes                         1,006                 571
                                                --------            --------

Net income                                         1,548                 892

Preferred stock dividends                           (107)               (106)
                                                --------            --------

Net income attributable to
  common shareholders                            $ 1,441               $ 786
                                                ========            ========

See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)


                                                          Quarter Ended

                                                  October 1,       September 29,
                                                     1999               2000
                                                 ------------       -----------


Cash flows from operating activities:
Net income                                            $ 1,548            $ 892
Adjustments to reconcile net income to
  net cash provided by (used in)
   operating activities:
     Depreciation                                         795              822
     Amortization of deferred financing costs             295              295
     Gain on sale or disposal of property,
       plant and equipment                                 (4)             (33)
     Amortization of discount on long-term debt         1,695            1,893
Changes in operating assets and liabilities:
     Accounts receivable, net                         (10,485)          (4,129)
     Inventories, net                                   1,499            1,835
     Prepaid expenses, other current
       assets and other assets                            319             (226)
     Income taxes payable                                 517              549
     Accounts payable, accrued expenses and other
       long-term obligations                           (2,990)          (1,159)
                                                       ------           ------
Net cash provided by (used in) operating activities    (6,811)             739
                                                       ------           ------
Cash flows from investing activities:
     Proceeds from sales of property,
       plant and equipment                                  4               64
     Purchases of property, plant and equipment          (980)            (298)
                                                       ------           ------
Net cash used in investing activities                    (976)            (234)
                                                       ------           ------
Cash flows from financing activities:
     Net changes to short-term borrowings
       and revolving credit agreement                      --               --
     Payments on long-term debt                        (1,637)          (1,736)
                                                       ------           ------
Net cash used in financing activities                  (1,637)          (1,736)
                                                       ------           ------
Net decrease  in cash and cash equivalents             (9,424)          (1,231)
Cash and cash equivalents at beginning of period       10,278            1,461
                                                       ------           ------
Cash and cash equivalents at end of period            $   854          $   230
                                                       ======           ======
Supplemental cash flow information:
     Interest paid                                    $ 7,128          $ 7,221
                                                       ======           ======
     Income taxes paid                                $    10          $    21
                                                       ======           ======
Supplemental schedule of non-cash
  financing activities:
     Accrual of preferred stock dividends             $   107           $  106
                                                       ======           ======
See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 29, 2000

1.       Basis of Presentation
         ---------------------

     The accompanying unaudited consolidated financial statements of GFSI Holdings, Inc. ("Holdings" or the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, GFSI, Inc. ("GFSI"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K.

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


3.       New Accounting Standard
         -----------------------

     During the first quarter of fiscal 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

     In December 1999, the staff of the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. The effect, if any, of complying with the accounting described in this bulletin has not been determined by management.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 30, 2000. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

     The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands) Certain reclassifications have been made to fiscal year 2000 amounts to conform to the fiscal year 2001 presentation:

                                           Quarter Ended

                          October 1, 1999             September 29, 2000
                          ---------------             ------------------

Licensed Apparel     $ 23,128          42.3%        $ 21,375          40.8%

Resort                 14,384          26.2%          13,011          24.8%

Corporate              14,990          27.3%          16,382          31.2%

Event 1                   832           1.5%             150            .3%

Other                   1,505           2.7%           1,532           2.9%
                      -------                       --------
Total                 $54,839                       $ 52,450
                      =======                       ========


Results of Operations

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters ended October 1, 1999 and September 29, 2000.


                                           Quarter Ended

                                  October 1,          September 29,
                                    1999                   2000
                                    ----                   ----

Net sales                          100.0%                 100.0%

Gross profit                        38.7                   38.4

EBITDA                              17.2                   15.9

Operating income                    15.7                   14.4

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


Comparison of Operating Results for the Quarters Ended September 29, 2000 and October 2, 1999

     Net Sales. Net sales for the first quarter of fiscal 2001, the three months ended September 29, 2000, decreased 4.4% to $52.4 million from $54.8 million in the first quarter of fiscal 2000. The decrease in net sales primarily reflects decreases in net sales at the Company's Resort and Licensed Apparel divisions of 9.6% and 7.6%, respectively, partially offset by increases at the Company's Corporate and Other divisions of 9.3% and 1.8%, respectively. The decline in the Resort Division is attributable to increased competition and the decline in the Licensed Apparel division is primarily due to the continued unseasonably warm weather through much of the country which has decreased demand for the Company's heavier outerwear products. Net sales at the Company's Event 1 subsidiary declined 82.0% in the first quarter of fiscal 2001 to $150,000 from $832,000 in the first quarter of fiscal 2000.

     Gross Profit. Gross profit for the first quarter of fiscal 2001 decreased 5.2% to $20.1 million from $21.2 million in the first quarter of fiscal 2000. The decrease in gross profit is primarily a result of the net sales decrease described above. For the first quarter of fiscal 2001, gross profit as a percentage of net sales decreased slightly to 38.4% compared to 38.7% in the first quarter of fiscal 2000.

     Operating Expenses. Operating expenses for the first quarter of fiscal 2001 remained consistent with the first quarter of fiscal 2000 at $12.6 million. Operating expenses as a percentage of net sales increased to 24.0% from 23.0% in the prior year first quarter as a result of the relatively fixed nature of certain operating expenses.

     EBITDA. EBITDA for the first quarter of fiscal 2001 decreased 11.8% to $8.3 million from $9.4 million in the first quarter of fiscal 2000. The decrease for the period is primarily a result of the decrease in net sales and related gross profit described above. EBITDA as a percentage of net sales decreased to 15.9% from 17.2% in the first quarter of fiscal 2000.

     Operating Income. Operating income for the first quarter of fiscal 2001 decreased 12.6% to $7.5 million from $8.6 million in the first quarter of fiscal 2000. The decrease is attributable to the changes in net sales and related gross profit described above. Operating income as a percentage of net sales deceased for the first quarter of fiscal 2001 to 14.4% from 15.7% in fiscal 2000.

     Other Income (Expense). Other expense for the first quarter of fiscal 2001 remained consistent with the first quarter of fiscal 2000 at $6.1 million due to the effect of debt payments under the Company's $115 million Credit Agreement offset by higher interest expense related to amortization of the discount on Holdings' debt. Interest rate fluctuations and their effect were immaterial for the periods presented. A reasonable likely change in the underlying rate, price or index would not have a material impact on the financial position of the Company.

     Income Taxes. The effective income tax rates for the quarters ended September 29, 2000 and October 1, 1999 were 39.0% and 39.4%, respectively.

     Net Income. Net income for the first quarter of fiscal 2001 was $892,000 million compared to $1.5 million in the first quarter of fiscal 2000.

Liquidity and Capital Resources

     Cash provided by (used in) operating activities for the first quarter of fiscal 2001 was $739,000 compared to $(6.8) million in the first quarter of fiscal 2000. The change in cash provided by operating activities between the two periods resulted from a decrease in net income for the period offset by changes in working capital account balances in the first quarter of fiscal year 2001 as compared to the first quarter of fiscal 2000.

     Cash used by investing activities in the first quarter of fiscal 2001 was $234,000 compared to $976,000 in the first quarter of 2000. The cash used in both periods was related to acquisitions of property, plant and equipment.

     Cash used in financing activities for the first quarter of fiscal 2001 was $1.7 million compared to $1.6 million in the first quarter of fiscal 2000. The cash used in financing activities for both periods was primarily related to scheduled debt repayments.

     The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its Credit Agreement of 2002 and the Senior Subordinated Notes in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $50 million of revolving credit availability (of which approximately $10.9 million was utilized for outstanding commercial and stand-by letters of credit as of September 29, 2000).

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


Derivative and Market Risk Disclosure

     The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments may be used by the Company to manage its exposure on variable rate debt obligations. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt to manage its exposure to interest rate changes. The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate swap or cap agreement or to the extent, in the case of the revolving credit agreement, that balances are outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

There has been no change to matters discussed in Business-Legal Proceedings in Holdings' Form 10-K as filed with the Securities and Exchange Commission on September 29, 2000.


Item 2.   Changes in Securities
          ---------------------

None.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None.


Item 5.   Other Information
          -----------------

None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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


GFSI HOLDINGS, INC.
November 13 , 2000
                                        /s/ ROBERT G. SHAW
                                        ---------------------------------------
                                        Robert G. Shaw, Sr. Vice President
                                        of Finance and Principal
                                        Accounting Officer