Form 10-Q
period 2000-12-29
GFSI HOLDINGS INC
filed 2001-02-12
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2000.

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number       333-38951
                       ---------------


                               GFSI HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


        Delaware                                                  74-2810744
---------------------------------------------                -------------------
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

Common stock, $0.01 par value per share - 1,910 shares issued and outstanding as of February 1, 2001.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 29, 2000
                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             Consolidated Balance Sheets                                      3
             Consolidated Statements of Income                                4
             Consolidated Statements of Cash Flows                            5
             Notes to Consolidated Financial Statements                       6


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                     8

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                             11

PART II - OTHER INFORMATION                                                  12


SIGNATURE PAGE                                                               13

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)


                                                                                       June 30,       December 29,
                                                                                         2000             2000
                                                                                       --------       ------------
Assets
Current assets:
     Cash & cash equivalents                                                           $   1,461         $  9,865
     Accounts receivable, net                                                             29,801           32,753
     Inventories, net                                                                     40,140           32,561
     Prepaid expenses and other current assets                                             1,117            1,333
     Deferred income taxes                                                                 1,122            1,122
                                                                                       ---------          -------
Total current assets                                                                      73,641           77,634
Property, plant and equipment, net                                                        19,356           18,659
Other assets:
     Deferred financing costs, net                                                         6,434            6,029
     Other                                                                                     5                7
                                                                                       ---------         --------
Total assets                                                                           $  99,436         $102,329
                                                                                       =========         ========

Liabilities and stockholders' equity (deficiency)
Current liabilities:
     Accounts payable                                                                  $   5,317         $  6,726
     Accrued interest expense                                                              4,000            3,995
     Accrued expenses                                                                      7,668            7,544
     Income taxes payable                                                                    308              431
     Current portion of long-term debt                                                     6,953            7,823
                                                                                       ---------         --------
Total current liabilities                                                                 24,246           26,519
Deferred income taxes                                                                      1,049            1,049
Revolving credit agreement                                                                    --               --
Other long-term obligations                                                                  552              531
Long-term debt, less current portion                                                     228,474          228,098
Redeemable preferred stock                                                                 4,907            4,969
Stockholders' equity (deficiency):
     Common stock, $.01 par value 2,105 shares authorized,
     2,000 shares issued at July 2, 1999 and December 31, 1999                                --               --

     Additional paid-in capital                                                              200              200
     Accumulated deficiency                                                             (159,990)        (159,031)

     Treasury stock, at cost (33 and 90 series A shares at June 30, 2000
     and December 29, 2000, respectively)                                                     (2)              (6)
                                                                                        ---------        --------
Total stockholders' equity (deficiency)                                                  (159,792)       (158,837)
                                                                                        ---------        --------
Total liabilities and stockholders' equity (deficiency)                                 $  99,436        $102,329
                                                                                        =========        ========


NOTE: The consolidated balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)


                                                          Quarter Ended                               Six Months Ended
                                                ---------------------------------          -----------------------------------------
                                                December 31,         December 29,           December 31,           December 29,
                                                   1999                 2000                   1999                   2000
                                                ------------         ------------           ------------           ------------

Net sales                                         $ 51,506             $  50,136              $ 106,345              $ 102,586
Cost of sales                                       30,834                30,825                 64,446                 63,152
                                                  --------             ---------              ---------              ---------
Gross profit                                        20,672                19,311                 41,899                 39,434

Operating expenses:
     Selling                                         5,267                 5,707                 11,691                 11,732
     General and administrative                      5,769                 6,972                 11,957                 13,542
                                                  --------             ---------               --------               --------
                                                    11,036                12,679                 23,648                 25,274
                                                  --------             ---------               --------               --------
Operating income                                     9,636                 6,632                 18,251                 14,160

Other income (expense):
     Interest expense                               (6,181)               (6,285)               (12,338)               (12,400)
     Other, net                                         34                   106                    130                    156
                                                  --------             ---------               --------               ---------
                                                    (6,147)               (6,179)               (12,208)               (12,244)
                                                  --------             ---------               --------               --------
Income before income taxes                           3,489                   453                  6,043                  1,916
Provision for income taxes                           1,355                   176                  2,361                    747
                                                  --------             ---------               --------               --------
Net income                                           2,134                   277                  3,682                  1,169
Preferred stock dividends                             (105)                 (104)                  (212)                  (210)
                                                  --------             ---------               --------               --------
Net income attributable to
     common shareholders                          $  2,029             $     173               $  3,470               $    959
                                                  ========             =========               ========               ========


See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)


                                                                                           Six Months Ended
                                                                                    December 31,     December 29,
                                                                                        1999             2000
                                                                                    ------------     ------------

Cash flows from operating activities:
Net income                                                                          $   3,682          $  1,169
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                                       1,605             1,603
     Amortization of deferred financing costs                                             591               596
     (Gain) loss on sale or disposal of property, plant and equipment                     (16)              (55)
     Amortization of discount on long-term debt                                         3,469             3,874
Changes in operating assets and liabilities:
     Accounts receivable, net                                                          (7,327)           (2,952)
     Inventories, net                                                                  (1,214)            7,578
     Prepaid expenses, other current assets and other assets                              133              (217)
     Income taxes payable                                                               1,284               123
     Accounts payable, accrued expenses and other
        long-term obligations                                                          (1,694)            1,256
                                                                                    ---------           -------
Net cash provided by operating activities                                                 513            12,975
                                                                                    ---------           -------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                                  43               140
     Purchases of property, plant and equipment                                        (1,154)             (897)
                                                                                    ---------           -------
Net cash used in investing activities                                                  (1,111)             (757)
                                                                                    ---------           -------

Cash flows from financing activities:
     Deferred financing costs                                                              --              (190)
     Redemption of preferred stock                                                        (60)             (147)
     Treasury stock purchase                                                               (2)               (4)
     Payments on long-term debt                                                        (6,494)           (3,473)
                                                                                     --------           -------
Net cash used in financing activities                                                  (6,556)           (3,814)
                                                                                     --------           -------

Net increase (decrease)  in cash and cash equivalents                                  (7,154)            8,404
Cash and cash equivalents at beginning of period                                       10,278             1,461
                                                                                     --------           -------
Cash and cash equivalents at end of period                                           $  3,124           $ 9,865
                                                                                     ========           =======
Supplemental cash flow information:
     Interest paid                                                                   $  8,199           $ 8,518
                                                                                     ========           =======
     Income taxes paid                                                               $    597           $   623
                                                                                     ========           =======
Supplemental schedule of non-cash financing activities:
     Accrual of preferred stock dividends                                            $    212           $   210
                                                                                     ========           =======
Non-cash financing activities:
     Equipment purchased under capital lease                                         $    166           $    94
                                                                                     ========           =======


See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 29, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of GFSI Holdings, Inc. ("Holdings" or the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, GFSI, Inc. ("GFSI"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended July 2, 1999 included in the Company's Annual Report on Form 10-K.

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


2.  CREDIT AGREEMENT AMENDMENT

     On December 1, 2000, the Company entered into Amendment No. 2 to the Credit Agreement, dated February 27, 1997, by and among the Company, Bank One (formerly the First National Bank of Chicago), and the other lenders parties thereto (as amended, the "Credit Agreement"). The Amendment reduces the secured line of credit to $40 million from $50 million, adjusts some of the financial ratio covenants and increases the interest rate margins 1.5% on borrowings under the Credit Agreement. At December 29, 2000, interest rates on the Company's Term loan A and Term loan B were 10.0% and 10.5%, respectively. In connection with the Amendment, the Company recorded $189,922 in deferred financing charges which will be amortized over the remaining life of the Credit Agreement.


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


4.   NEW ACCOUNTING STANDARDS

     During the first quarter of fiscal 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In September 2000, the FASB's Emerging Issues Task Force released its consensus on EITF Issue No. 00- 10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement: (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. Currently, the Company includes both the amounts billed to customers and the costs incurred for shipping and handling as operating expenses. Under the EITF, the amounts billed to customers for shipping and handling must be reported as revenues. Management intends to implement this EITF no later than the fourth quarter of fiscal 2001.

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

         The following sets forth the amount and percentage of net sales for each of the periods indicated (dollars in thousands). Certain reclassifications have been made to fiscal year 2000 amounts to conform to the fiscal year 2001 presentation:


                                        Quarter Ended                                  Six Months Ended
                            ---------------------------------------       -----------------------------------------
                            December 31, 1999     December 29, 2000       December 31, 1999       December 29, 2000
                            -----------------     -----------------       -----------------       -----------------

Licensed Apparel            $ 15,585    30.3%     $ 15,484    30.9%       $ 38,713    36.4%       $  36,859    35.9%
Resort                        12,626    24.5%       11,349    22.6%         27,010    25.4%          24,360    23.7%
Corporate                     18,268    35.5%       18,453    36.8%         33,258    31.3%          34,835    34.0%
Event 1                        2,983     5.7%        3,023     6.0%          3,815     3.6%           3,173     3.1%
Other                          2,044     4.0%        1,827     3.7%          3,549     3.3%           3,359     3.3%
                            --------              --------                --------                 --------
Total                       $ 51,506              $ 50,136                $106,345                 $102,586
                            ========              ========                ========                 ========



RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information of the Company, expressed as a percentage of net sales, for the quarters and six month periods ended December 31, 1999 and December 29, 2000.


                              Quarter Ended               Six Months Ended
                      -----------------------------   --------------------------
                      December 31,  December 29,      December 31,  December 29,
                          1999          2000            1999           2000
                      ------------  ------------      -----------   ------------

Net sales                 100.0%       100.0%           100.0%         100.0%
Gross profit               40.1         38.5             39.4           38.4
EBITDA                     20.3         14.8             18.7           15.4
Operating income           18.7         13.2             17.2           13.8

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


COMPARISON OF OPERATING RESULTS FOR THE QUARTERS AND SIX MONTH PERIODS ENDED DECEMBER 31, 1999 AND JANUARY 1, 1999.

         Net Sales. Net sales for the second quarter of fiscal 2001, the three months ended December 29, 2000, decreased 2.7% to $50.1 million from $51.5 million in the second quarter of fiscal 2000. Net sales for the first six months of fiscal 2001 decreased 3.5% to $102.6 million from $106.3 million in the first six months of fiscal 2000. The decrease in net sales primarily reflects decreases in net sales for the six months ended December 29, 2000 at the Company's Resort and Licensed Apparel divisions of 9.8% and 4.8% respectively, which were partially offset by a 4.7% increase at the Company's Corporate division.

         Gross Profit. Gross profit for the second quarter of fiscal 2001 decreased 6.6% to $19.3 million from $20.7 million in the second quarter of fiscal 2000. Gross profit for the first six months of fiscal 2001 decreased 5.9% to $39.4 million from $41.9 million in the first six months of fiscal 2000. The decrease in gross profit is primarily a result of the decline in net sales noted above and increases in overhead costs as a percent of sales due to product mix changes from higher priced seasonal outerwear to lower priced products. For the second quarter of fiscal 2001, gross profit as a percentage of net sales decreased to 38.5% compared to 40.1% in the second quarter of fiscal 2000. For the first six months of fiscal 2001, gross profit as a percentage of net sales decreased to 38.4% compared to 39.4% in the first six months of fiscal 2000.

         Operating Expenses. Operating expenses for the second quarter of fiscal 2001 increased 14.9% to $12.7 million from $11.0 million in the second quarter of fiscal 2000. For the first six months, operating expenses increased 6.9% to $25.3 million from $23.6 million in the first six months of fiscal 2000. Operating expenses as a percentage of net sales increased to 25.3% from 21.4% in the prior year second quarter. For the first six months of fiscal 2001, operating expenses as a percentage of net sales increased to 24.6% from 22.2% in the prior year period. The increase in operating expenses in fiscal 2001 is attributable to the fall of fiscal 2000 benefiting from one-time reversals of operating expenses due to changes in estimates of those expenses.

         EBITDA. EBITDA for the second quarter of fiscal 2001 decreased 29.0% to $7.4 million from $10.4 million in the second quarter of fiscal 2000. For the first six months, EBITDA decreased 20.6% to $15.8 million from $19.9 million in the first six months of fiscal 2000. The decrease for both periods is primarily a result of the decrease in net sales and related gross profit and the increase in operating expenses described above. EBITDA as a percentage of net sales decreased to 14.8% from 20.3% in the second quarter of fiscal 2000. For the first six months of fiscal 2001, EBITDA as a percentage of sales decreased to 15.4% from 18.7% in the first six months of fiscal 2000.

         Operating Income. Operating income for the second quarter of fiscal 2001 decreased 31.2% to $6.6 million from $9.6 million in the second quarter of fiscal 2000. For the first six months, operating income decreased 22.4% to $14.2 million from $18.3 million in the first six months of fiscal 2000. The decrease is attributable to the decrease in net sales and related gross profit and increase in operating expenses described above. Operating income as a percentage of net sales decreased for the second quarter of fiscal 2001 to 13.2% from 18.7% in fiscal 2000, and to 13.8% for the first six months of fiscal 2001 from 17.2% in the first six months of fiscal 2000.

         Other Income (Expense). Other expense for the second quarter of fiscal 2001 was consistent with the second quarter of fiscal 2000 at $6.2 million. For the first six months of fiscal 2001, other expense was consistent with the first six months of fiscal 2000 at $12.2 million.

         Income Taxes. The effective income tax rates for the three and six month periods ended December 29, 2000 and December 31, 1999 were consistent at 39.0%.

      Net Income. Net income for the second quarter of fiscal 2001 was $277,000 compared to $2.1 million in the second quarter of fiscal 2000. For the first six months of fiscal 2001, net income was $1.2 million compared to $3.7 million in the first six months of fiscal 2000. The decreases in net income were for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operating activities for the first six months of fiscal 2001 was $13.0 million compared to $513,000 in the first six months of fiscal 2000. The change in cash provided by operating activities between the two periods was primarily attributable to declining inventory balance and other operating asset changes during the first six months of 2001 compared to the first six months of 2000.

      Cash used by investing activities in the first six months of fiscal 2001 was $757,000 compared to $1.1 million in the first six months of 2000. The cash used in both periods was related to acquisitions of property, plant and equipment.

      Cash used in financing activities for the first six months of fiscal 2001 was $3.8 million compared to $6.6 million in the first six months of fiscal 2000. Scheduled debt repayments were paid in the first six months of fiscal 2001 whereas debt payments in the first six months of fiscal 2000 included both scheduled debt payments and prepayments.

      The Company believes that cash flow from operating activities and borrowings under the Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its credit facilities in 2007, although no assurance can be given in this regard. Under the Credit Agreement, the Revolver provides $40 million of revolving credit availability (of which approximately $9.3 million was utilized for outstanding commercial and stand-by letters of credit as of December 29, 2000).

      The Company is dependent upon the cash flows of GFSI to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. The Company will be dependent on GFSI to provide funds to service the indebtedness. Additionally, the remaining cumulative Holdings Preferred Stock will accrue dividends totaling approximately $407,000 annually. Holdings
Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in 2009.

SEASONALITY AND INFLATION

      The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the College Bookstore division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from these customers. Sales and profitability at the Company's Resort, Corporate and Sports Specialty divisions typically show no significant seasonal variations. As the Company continues to expand into other markets in its Resorts, Corporate and Sports Specialty divisions, seasonal fluctuations in sales and profitability are expected to decline. Cash requirements of Event 1 are seasonal, with increasing sales and profitability in the third and fourth quarters of fiscal years.

      The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

                 ITEM 3.  QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


         The Company's market risk exposure is primarily due to possible fluctuations in interest rates. Derivative financial instruments are used by the Company to manage its exposure on variable rate debt obligations. The Company enters into such agreements for hedging purposes and not with a view toward speculating in the underlying instruments. No such agreements were outstanding at December 29, 2000. The Company uses a balanced mix of debt maturities along with both fixed rate and variable rate debt to manage its exposure to interest rate changes. The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. The variable rate debt would be affected by interest rate changes to the extent the debt is not matched with an interest rate swap or cap agreement or to the extent, in the case of the revolving credit agreement, that balances are outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
-------   ------------------

There has been no change to matters discussed in Business-Legal Proceedings in Holdings' Form 10-K as filed with the Securities and Exchange Commission on September 29, 2000.


Item 2.  Changes in Securities
-------  ---------------------
None


Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

None


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ----------------------------------------------------

None


Item 5.  Other Information
-------  -----------------

None

Item 6.  Exhibits and Reports on Form 8-K
-------  -------------------------------
     (a)  Exhibits.  The following exhibits are included with this report:

          Exhibit 10.1(c) - Amendment No. 2 dated as of December 1, 2000 to Credit Agreement.

     (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on December 27, 2000 to report the replacement of its independent public accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.
February 13, 2001
                               /s/ ROBERT G. SHAW
                               ---------------------------------------
                               Robert G. Shaw, Sr. Vice President of Finance and Principal Accounting Officer