Form 10-Q
period 2001-03-30
GFSI HOLDINGS INC
filed 2001-05-14
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OFTHE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001.

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

Common stock, $0.01 par value per share - 2,000 shares issued and outstanding as of May 1, 2001.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 30, 2001
                                      INDEX



                                                                         Page
                                                                         -----
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

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                    ABOUT MARKET RISK                                     11


PART II - OTHER INFORMATION                                               12

SIGNATURE PAGE                                                            13

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)


                                                                                       June 30,             March 30,
                                                                                         2000                  2001
                                                                                     -----------            ----------
ASSETS
Current assets:
     Cash & cash equivalents                                                          $    1,461              $  1,864
     Accounts receivable, net                                                             29,801                29,949
     Inventories, net                                                                     40,140                31,462
     Prepaid expenses and other current assets                                             1,117                 1,703
     Deferred income taxes                                                                 1,122                 1,122
                                                                                      ----------              --------
Total current assets                                                                      73,641                66,100
Property, plant and equipment, net                                                        19,356                18,331
Other assets                                                                               6,439                 5,726
                                                                                      ----------              --------
Total assets                                                                          $   99,436              $ 90,157
                                                                                      ==========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
     Accounts payable                                                                 $    5,317             $   6,933
     Accrued interest expense                                                              4,000                   993
     Accrued expenses                                                                      7,668                 8,075
     Income taxes payable                                                                    308                    --
     Current portion of long-term debt                                                     6,953                 6,372
                                                                                       ---------            ----------
Total current liabilities                                                                 24,246                22,373
Deferred income taxes                                                                      1,049                 1,049
Other long-term obligations                                                                  552                   527
Long-term debt, less current portion                                                     228,474               221,308
Redeemable preferred stock                                                                 4,907                 5,044
Stockholders' equity (deficiency):
     Common stock, $.01 par value 2,105 shares authorized,
     2,000 shares issued at June 30, 2000 and March 30, 2001                                  --                    --
     Additional paid-in capital                                                              200                   200
     Accumulated deficiency                                                             (159,990)             (160,337)
     Treasury stock, at cost (33 and 90 series A shares at June 30, 2000
        and March 30, 2001, respectively)                                                     (2)                   (7)
                                                                                       ---------             ---------
Total stockholders' equity (deficiency)                                                 (159,792)             (160,144)
                                                                                       ---------             ---------
Total liabilities and stockholders' equity                                             $  99,436             $  90,157
                                                                                       =========             =========


                 See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In thousands)




                                                     Quarter Ended                        Nine Months Ended
                                             -------------------------------        --------------------------------
                                             March 31,             March 30,            March 31,          March 30,
                                               2000                  2001                2000                2001
                                             --------              --------         ----------            ---------
Net sales                                     $ 47,297             $ 41,696         $  153,642            $ 144,282
Cost of sales                                   28,501               25,359             92,947               88,511
                                              --------              -------         ----------             --------
Gross profit                                    18,796               16,337             60,695               55,771

Operating expenses:
     Selling                                     6,722                5,868             18,413               17,600
     General and administrative                  6,009                6,226             17,966               19,768
                                              --------              -------          ---------             --------
                                                12,731               12,094             36,379               37,368
                                              --------              -------          ---------             --------
Operating income                                 6,065                4,243             24,316               18,403

Other income (expense):
     Interest expense                          (6,227)               (6,385)           (18,565)             (18,785)
     Other, net                                   (33)                  168                 97                  324
                                              --------            ---------          ---------           ----------
                                               (6,260)              (6,217)            (18,468)             (18,461)
                                              --------             --------          ---------            ---------
Income (loss) before income
taxes                                            (195)              (1,974)              5,848                  (58)
Provision for income taxes
  (income tax benefit)                            (76)                (770)              2,285                  (23)
                                              --------           ----------         ----------           ----------
Net income (loss)                                (119)              (1,204)              3,563                  (35)
Preferred stock dividends                        (105)                (101)               (317)                (311)
                                              --------           ----------         ----------            ---------
Net income (loss) attributable
to common shareholders                        $  (224)            $ (1,305)         $    3,246             $   (346)
                                              ========            =========         ==========            =========


                 See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                                            Nine Months Ended
                                                                                      ----------------------------
                                                                                       March 31,         March 30,
                                                                                         2000               2001
                                                                                       ---------         ---------

Cash flows from operating activities:
Net income (loss)                                                                      $  3,563          $    (35)
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                                         2,401             2,308
     Amortization of deferred financing costs                                               886               905
     Gain (loss) on sale or disposal of property, plant and equipment                        64               (55)
     Amortization of discount on long-term debt                                           5,259             5,874
Changes in operating assets and liabilities:
     Accounts receivable, net                                                            (1,990)             (148)
     Inventories, net                                                                      (632)            8,677
     Prepaid expenses, other current assets and other assets                               (354)             (897)
     Income taxes payable                                                                   929                --
     Accounts payable, accrued expenses and other
        long-term obligations                                                            (3,396)           (1,010)
                                                                                      ----------         ---------
Net cash provided by operating activities                                                 6,730            15,619
                                                                                      ----------          -------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                                    52               141
     Purchases of property, plant and equipment                                          (1,516)           (1,275)
                                                                                       ---------         ---------
Net cash used in investing activities                                                    (1,464)           (1,134)
                                                                                       ---------         ---------

Cash flows from financing activities:
     Payments on long-term debt and capital lease obligations                           (10,045)          (13,714)
     Deferred financing costs                                                                --              (190)
     Redemption of redeemable preferred stock and common stock
repurchase                                                                                  (62)             (178)
                                                                                       ---------       -----------
Net cash used in financing activities                                                   (10,107)          (14,082)
                                                                                       ---------         ---------

Net increase (decrease)  in cash and cash equivalents                                    (4,841)              403
Cash and cash equivalents at beginning of period                                         10,278             1,461
                                                                                      ---------          ---------
Cash and cash equivalents at end of period                                            $   5,437          $  1,864
                                                                                      ==========         ========
Supplemental cash flow information:
     Interest paid                                                                    $  15,375          $ 15,899
                                                                                      ==========         ========
     Income taxes paid                                                                $     877          $    651
                                                                                      ==========         ========
Non-cash financing activities:
      Equipment purchased under capital lease                                         $     166          $     94
                                                                                      ==========         ========
Supplemental schedule of non-cash financing activities:
     Accrual of preferred stock dividends                                             $     317          $    311
                                                                                      ==========         ========

                 See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 30, 2001

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of GFSI Holdings, Inc. ("Holdings" or the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiary, GFSI, Inc. ("GFSI"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K.

2.   Credit Agreement Amendment

     On December 1, 2000, the Company entered into Amendment No. 2 to the Bank Credit Agreement, dated February 27, 1997, by and among the Company, Bank One (formerly the First National Bank of Chicago), and the other lenders parties thereto. The Amendment reduced the secured line of credit to $40 million from $50 million, adjusted certain financial ratio covenants and increased the interest rate margins 1.5% on borrowings under the Bank Credit Agreement. At March 30, 2001, interest rates on the Company's Term loan A and Term loan B were 8.75% and 9.25%, respectively.

3.   Commitments and Contingencies

     The Company, in the normal course of business, may be threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters, however, management believes that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition, or cash flows of the Company.

4.   New Accounting Standards

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition". The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that year. Management does not expect compliance with this bulletin to have a material impact on the Company's financial position, results of operations or cash flows.

     In September 2000, the FASB's Emerging Issues Task Force released its consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement: (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. Currently, the Company includes both the amounts billed to customers and the costs incurred for shipping and handling as operating expenses. Under the EITF, the amounts billed to customers for shipping and handling would be reported as revenues. Management intends to implement this EITF during the fourth quarter of fiscal 2001.

5.   Subsequent Event

     On April 20, 2001, the Company signed a Stock Purchase Agreement to purchase 100% of the issued and outstanding stock of Champion Products, Inc. ("CPI") on or about June 25, 2001 (the "Closing"). The Company will pay
approximately   $9.5   million   for  the  common   stock  of  CPI  and  certain
non-competition agreements which will be payable in four installments through October 1, 2001. At Closing, the Company will record the assets, consisting primarily of inventory, and liabilities using the purchase method of accounting. In addition, the Company intends to enter into a 15 year License Agreement (the "License Agreement") with Sara Lee Corporation (the parent company of CPI) for the exclusive use of the Champion logo and related trademarks on certain products sold in the Collegiate, Military and Specialty markets. Under the License Agreement, the Company will pay a royalty to Sara Lee Corporation based upon net sales.

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

     EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company herein for further information.


Comparison of Operating Results for the Quarters and Nine Month Periods Ended March 30, 2001 and March 31, 2000.


         Net Sales. Net sales for the third quarter of fiscal 2001, decreased 11.8% to $41.7 million from $47.3 million in the third quarter of fiscal 2000. The decrease in net sales from the third quarter last year was primarily the result of curtailment by Corporate customers of purchasing to support marketing and employee relation efforts. Corporate sales were down $3.1 million or 18.9% during the period. Our Licensed Apparel sales also decreased by $1.7 million or 13.0% compared to the same period last year due to customers continued focus on reducing individual College Bookstore location inventories. Net sales for the nine months of fiscal 2001 decreased 6.1% to $144.3 million from $153.6 million in the nine months of fiscal 2000. This decline was due to the softening of demand for our Corporate products and our College Bookstore customers managing their inventories down at their retail locations.

         Gross Profit. Gross profit for the third quarter of fiscal 2001 decreased 13.1% to $16.3 million from $18.8 million in the third quarter of fiscal 2000. Gross profit as a percentage of net sales decreased to 39.2% compared to 39.7% in the third quarter of fiscal 2000. Gross profit for the nine months of fiscal 2001 decreased 8.1% to $55.8 million from $60.7 million in the nine months of fiscal 2000. Gross profit as a percentage of net sales decreased to 38.7% compared to 39.5% in the nine months of fiscal 2000. The decrease in gross profit was the result of the decline in net sales, markdowns on certain products and increased production costs due to product mix changes.

         Operating Expenses. Operating expenses for the third quarter of fiscal 2001 decreased 5.0% to $12.1 million from $12.7 million in the third quarter of fiscal 2000. Operating expenses as a percentage of net sales increased to 29.0% compared to 26.9% in the prior year as general and administrative expenses remained relatively consistent despite the decline in sales. For the nine months of fiscal 2001, operating expenses increased 2.7% to $37.4 million from $36.4 million in the nine months of fiscal 2000. Operating expenses as a percentage of net sales increased to 25.9% from 23.7% in the prior year period. Selling expenses as a percentage of sales in fiscal 2001 were consistent with fiscal 2000. General and administrative expenses have increased over last year primarily resulting from one-time reversals in fiscal 2000 of certain expenses due to reductions in estimates of those expenses.

         EBITDA. EBITDA for the third quarter of fiscal 2001 decreased 27.9% to $4.9 million from $6.9 million in the third quarter of fiscal 2000. EBITDA as a percentage of net sales decreased to 11.9% from 14.5% in the third quarter of fiscal 2000. For the nine months of fiscal 2001, EBITDA decreased 22.5% to $20.7 million from $26.7 million in the nine months of fiscal 2000. EBITDA as a percentage of sales decreased to 14.4% from 17.4% in the nine months of fiscal 2000. The decrease in EBITDA was created by lower sales, product gross profits and higher general and administrative expenses.

         Operating Income. Operating income for the third quarter of fiscal 2001 decreased 30.0% to $4.2 million from $6.1 million in the third quarter of fiscal 2000. Operating income as a percentage of net sales decreased for the third quarter of fiscal 2001 to 10.2% from 12.8% in fiscal 2000. For the nine months of fiscal 2001, operating income decreased 24.3% to $18.4 million from $24.3 million in the nine months of fiscal 2000. Operating income decreased to 12.8% for the nine months of fiscal 2001 from 15.8% in the nine months of fiscal 2000. The decrease in operating income was created by lower sales, product gross profits and higher general and administrative expenses.

         Other Income (Expense). Other expense for the third quarter of fiscal 2001 decreased to $6.2 million from $6.3 million in the third quarter of fiscal 2000. For the nine months of fiscal 2001, other expense was consistent with the nine months of fiscal 2000 at $18.5 million. The consistency for the nine month periods is primarily a result of decreased interest expenses associated with borrowings under the Company's $115 million Credit Agreement due to declining balances on the Company's long-term debt which were offset by increasing rates on the Company's long-term debt and increasing quarterly expense on the Discount Notes (as defined below).

         Income Taxes. The effective income tax rates for the nine month periods ended March 30, 2001 and March 31, 2000 were 39.7% and 39.1%, respectively.

         Net Loss. Net loss for the third quarter of fiscal 2001 was $1.2 million compared to net loss of $119,000 in the third quarter of fiscal 2000. For the nine months of fiscal 2001, net loss was $35,000 compared to net income of $3.6 million in the nine months of fiscal 2000. The net earnings decreased for the periods due to declines in sales and gross profits and higher general and administrative expenses.

      LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the nine months of fiscal 2001 was $15.6 million compared to $6.7 million in the nine months of fiscal 2000. The increase in cash provided by operating activities between the two periods was primarily attributable to inventory level reductions.

         Cash used in financing activities for the nine months of fiscal 2001 was $14.0 million compared to $10.1 million in the nine months of fiscal 2000. The Company made term debt prepayments of $8.5 million in fiscal 2001 compared to $5.3 million in fiscal 2000. The Company continues to review opportunities to prepay portions of its outstanding debt utilizing available cash.

         The Company believes that cash flow from operating activities and borrowings under the Bank Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of its long-term debt in 2010, although no assurance can be given in this regard. Under the Bank Credit Agreement's revolving loan facility $40 million of revolving credit availability is provided, of which approximately $8.9 million was utilized for outstanding commercial and stand-by letters of credit as of March 30, 2001.

         The Company is dependent upon the cash flows of GFSI to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due September 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. The Company will be dependent on GFSI to provide funds to service the indebtedness. Additionally, the remaining cumulative preferred stock of the Company (the "Preferred Stock') will accrue dividends totaling approximately $405,000 annually. The Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in 2009.

         On April 20, 2001, the Company signed a Stock Purchase Agreement to purchase 100% of the issued and outstanding stock of Champion Products, Inc. ("CPI") on or about June 25, 2001 (the "Closing"). The Company will pay approximately $9.5 million for the common stock of CPI and certain non-competition agreements which will be payable in four installments through

October 1, 2001. At Closing, the Company will record the assets, consisting primarily of inventory, and liabilities using the purchase method of accounting. In addition, the Company intends to enter into a 15 year License Agreement (the "License Agreement") with Sara Lee Corporation (the parent company of CPI) for the exclusive use of the Champion logo and related trademarks on certain products sold in the Collegiate, Military and Specialty markets. Under the License Agreement, the Company will pay a royalty to Sara Lee Corporation based upon net sales.

         Management believes that internally generated funds and availability under its revolving credit line will be sufficient to finance the acquisition of CPI. Fourth quarter costs related to the acquisition are expected to be approximately $500,000.

         SEASONALITY AND INFLATION

         The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher volume at the Licensed Apparel division during the first two fiscal quarters. This pattern of sales affects working capital requirements and liquidity, as the Company generally must finance higher levels of inventory during these periods prior to fully receiving payment from its customers.

         The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                                      RISK



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


Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.  The following exhibits are included with this report:

              2.3 Stock Purchase Agreement, dated as of April 20, 2001, by and among Sara Lee Corporation, Champion Products, Inc.
                    and GFSI, Inc.*

         * The schedules and exhibits to this agreement have not been filed pursuant to Item 601(b)(2) of Regulation S-K. Such schedules and exhibits will be filed supplementarily upon the request of the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.
May 14 , 2001
                             /s/ J. CRAIG PETERSON
                            ---------------------------------------
                            J. Craig Peterson, Sr. Vice President of Finance and Principal Accounting Officer