Form 10-Q
period 2001-12-28
GFSI HOLDINGS INC
filed 2002-02-08
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2001.

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number     333-38951

                               GFSI HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


          Delaware                                   74-2810744
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

Common stock, $0.01 par value per share - 1,857.5 shares issued and outstanding as of February 1, 2002.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                     For the Quarter Ended December 28, 2001
                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                               3
                  Consolidated Statements of Income                         4
                  Consolidated Statements of Cash Flows                     5
                  Notes to Consolidated Financial Statements                6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                              7

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                       9

PART II - OTHER INFORMATION                                                10


SIGNATURE PAGE                                                             11

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                 December 28,   June 29,
                                                                    2001          2001
                                                                 ------------   --------
Assets
Current assets:
     Cash and cash equivalents                                    $   2,073    $   5,324
     Accounts receivable, net                                        31,577       22,694
     Inventories, net                                                39,069       37,736
     Income tax receivable                                               --        1,691
     Prepaid expenses and other current assets                          861        1,143
     Deferred income taxes                                              775          911
                                                                         --           --
Total current assets                                                 74,355       69,499
Property, plant and equipment, net                                   18,977       18,574
Other assets:
     Deferred financing costs, net                                    4,847        5,409
     Other                                                            1,506        2,006
                                                                  ---------    ---------
Total assets                                                      $  99,685    $  95,488
                                                                  =========    =========

Liabilities and stockholders' equity (deficiency)
Current liabilities:
     Accounts payable                                             $  11,121    $  12,778
     Accrued interest expense                                         4,384        3,775
     Accrued expenses                                                 5,600        5,895
     Income taxes payable                                               160           --
     Current portion of long-term debt                                7,452        6,699
                                                                      -----        -----
Total current liabilities                                            28,717       29,147
Deferred income taxes                                                   972        1,189
Revolving credit agreement                                            1,200           --
Other long-term obligations                                             527          527
Long-term debt, less current portion                                223,581      221,729
Redeemable preferred stock                                            5,299        5,145
Stockholders' equity (deficiency):
     Common stock, $.01 par value 2,105 shares authorized,
     2,000 shares issued at December 28, 2001 and June 29, 2001          --           --
     Additional paid-in capital                                         200          200
     Accumulated deficiency                                        (160,802)    (162,442)
     Treasury stock, at cost (142.5 and 100 series A shares at
     December 28, 2001 and June 29, 2001, respectively)                  (9)          (7)
                                                                         --           --
Total stockholders' equity (deficiency)                            (160,611)    (162,249)
                                                                  ---------    ---------
Total liabilities and stockholders' equity (deficiency)           $  99,685    $  95,488
                                                                  =========    =========

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

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)

                                         Quarter Ended               Six Months Ended
                                  December 28,   December 29,  December 28,   December 29,
                                     2001           2000          2001           2000
                                 -------------   ------------  ------------   ------------
Net sales                         $  52,663      $  51,218      $ 107,271      $ 104,686
Cost of sales                        32,821         31,536         66,090         64,581
                                  ---------      ---------      ---------      ---------
Gross profit                         19,842         19,682         41,181         40,105

Operating expenses:
  Selling                             6,419          5,707         12,844         11,732
  General and administrative          6,504          7,343         12,909         14,213
                                  ---------      ---------      ---------      ---------
                                     12,923         13,050         25,753         25,945
                                  ---------      ---------      ---------      ---------
Operating income                      6,919          6,632         15,428         14,160

Other income (expense):
  Interest expense                   (6,164)        (6,285)       (12,420)       (12,400)
  Other, net                             (6)           106             11            156
                                  ---------      ---------      ---------      ---------
                                     (6,170)        (6,179)       (12,409)       (12,244)
                                  ---------      ---------      ---------      ---------
Income before income taxes              749            453          3,019          1,916
Provision for income taxes              293            176          1,178            747
                                  ---------      ---------      ---------      ---------
Net income                              456            277          1,841          1,169
Preferred stock dividends              (100)          (104)          (201)          (210)
                                  ---------      ---------      ---------      ---------
Net income attributable to
  common shareholders             $     356      $     173      $   1,640      $     959
                                  =========      =========      =========      =========

See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                       Six Months Ended
                                                                   December 28,  December 29,
                                                                       2001        2000
                                                                   ------------  ------------
Cash flows from operating activities:
Net income                                                          $  1,841    $  1,169
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                      1,576       1,603
     Amortization of deferred financing costs                            562         596
     Amortization of other intangibles                                   500          --
     (Gain) loss on sale or disposal of
        property, plant and equipment                                      8         (55)
     Amortization of discount on long-term debt                        4,327       3,874
     Deferred income taxes                                               (81)         --
Changes in operating assets and liabilities:
     Accounts receivable, net                                         (8,883)     (2,952)
     Inventories, net                                                 (1,334)      7,578
     Prepaid expenses, other current assets and other assets             283        (217)
     Income taxes receivable and payable                               1,851         123
     Accounts payable, accrued expenses and other
        long-term obligations                                         (1,342)      1,256
                                                                    --------    --------
Net cash provided by (used in) operating activities                     (692)     12,975
                                                                    --------    --------

Cash flows from investing activities
     Proceeds from sales of property, plant and equipment                  1         140
     Purchases of property, plant and equipment                       (1,988)       (897)
                                                                    --------    --------
Net cash used in investing activities                                 (1,987)       (757)
                                                                    --------    --------

Cash flows from financing activities:
     Net changes to short-term borrowings and
        revolving credit agreement                                     1,200          --
     Deferred financing costs                                             --        (190)
     Redemption of preferred stock                                      (700)       (147)
     Treasury stock purchase                                             (26)         (4)
     Proceeds from sale of stock                                         676          --
     Payments on long-term debt                                       (1,722)     (3,473)
                                                                    --------    --------
Net cash used in financing activities                                   (572)     (3,814)
                                                                    --------    --------

Net increase (decrease)  in cash and cash equivalents                 (3,251)      8,404
Cash and cash equivalents at beginning of period                       5,324       1,461
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  2,073    $  9,865
                                                                    ========    ========
Supplemental cash flow information:
     Interest paid                                                  $  6,868    $  8,518
                                                                    ========    ========
     Income taxes paid (refunded)                                   $   (962)   $    623
                                                                    ========    ========

See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 28, 2001

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


2. Acquisition and Divestiture

     In June 2001, the Company acquired CCP, formerly a wholly owned subsidiary of Sara Lee Corporation. CCP had sales of $13.5 million and $26.2 million and produced operating contribution of $2.8 million and $5.2 million for the quarter and six month periods ended December 28, 2001, respectively. At December 28, 2001, CCP had total assets and stockholder's equity of $10.9 million and $2.5 million, respectively. CCP is an unconditional guarantor of the Senior Subordinated Notes.

     In June 2001, the Company sold the assets of its Tandem Marketing business. Tandem Marketing had revenues of $3.9 million and $6.8 million and operating contribution of $500,000 and $1.0 million for the quarter and six month periods ended December 28, 2000, respectively.


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


4. New Accounting Standards

     The FASB's Emerging Issues Task Force ("EITF") released its consensus No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" which is effective January 1, 2002. The Company does not believe the EITF will have a material impact on its presentation of results of operations.

     In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The consensus concluded that consideration from a vendor to a reseller of the vendor's products is generally presumed to be an adjustment to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue. EITF No. 00-25 is effective beginning January 1, 2002. The Company does not believe the EITF will have a material impact on its presentation of results of operations.


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


Comparison of Operating Results for the Quarters Ended December 28, 2001 and December 29, 2000.

     Net Sales. Net sales for the quarter ended December 28, 2001, increased 2.8% to $52.7 million from $51.2 million in the quarter ended December 29, 2000. The increase in net sales over the second quarter last year was primarily related to the addition of CCP college bookstore net sales of $13.5 million. The net sales increase from CCP was offset by declines in Corporate and Resort division sales in comparison to the prior year. The terrorist attacks of September 11, 2001 and the resulting political and economic uncertainties created in the aftermath, directly affected the travel plans and the marketing and employee incentive programs of the customers of these two sales divisions. The Tandem Marketing business was sold in June 2001. Tandem Marketing contributed $3.9 million in sales for the quarter ended December 29, 2000.

     Gross Profit. Gross profit for the quarter ended December 28, 2001 increased 0.8% to $19.8 million from $19.7 million in the quarter ended December 29, 2000. Gross profit as a percentage of net sales decreased to 37.7% compared to 38.4% last year. The decrease in gross profit as a percentage of sales was the result of additional production costs incurred to meet customer demand for screen printed and tackle twill decorated garments for the college bookstore market using external manufacturing sources.

     Operating Expenses. Operating expenses for the quarter ended December 28, 2001 decreased 1.0% to $12.9 million. Operating expenses as a percentage of net sales were 24.5% in the second quarter of fiscal 2002 compared to 25.5% in the second quarter of fiscal 2001. The decline in operating expenses resulted from the profit improvement programs implemented during the fourth quarter of fiscal 2001.

     EBITDA. EBITDA increased 7.1% to $7.9 million in the second quarter of fiscal 2002 from $7.4 million in the second quarter of fiscal 2001. EBITDA as a percentage of net sales increased to 15.1% in the quarter ended December 28, 2001 from 14.5% in the quarter ended December 29, 2000. The increase in EBITDA was a result of the reduction in operating expenses.

     Operating Income. Operating income increased 4.3% to $6.9 million in the second quarter of fiscal 2002 from $6.6 million in the second quarter of fiscal 2001. Operating income as a percentage of net sales at 13.1% was approximately the same as last year. The increase in operating income was the result of the reduction in operating expenses.

     Other Income (Expense). Other expense of $6.2 million in the second quarter of fiscal 2002 was approximately the same as the comparable period last year. Lower interest expense from reduced borrowings under the Company's bank Credit Agreement offset increased interest expense on the Subordinated Discount Notes.

     Net Income. Net income for the second quarter of fiscal 2002 was $456,000 compared to $277,000 for the second quarter of fiscal 2001. The 65% increase in fiscal year 2002 was a result of the increase in operating income discussed above.

Comparison of Operating Results for the Six Months Ended December 28, 2001 and December 29, 2000.

     Net Sales. Net sales for the six months ended December 28, 2001, increased 2.5% to $107.3 million from $104.7 million in the six months ended December 29, 2000. The increase in net sales from last year was primarily related to the addition of CCP college bookstore net sales of $26.2 million. The net sales increase from CCP was offset by declines in Corporate and Resort division sales in comparison to the prior year. The terrorist attacks of September 11, 2001 and the resulting political and economic uncertainties created in the aftermath, directly affected the travel plans and the marketing and employee incentive programs of the customers of these two sales divisions. The Tandem Marketing business was sold in June 2001. Tandem Marketing contributed $6.8 million in sales for the six months ended December 29, 2000.

     Gross Profit. Gross profit for the six months ended December 28, 2001 increased 2.7% to $41.2 million from $40.1 million in the six months ended December 29, 2000. Gross profit as a percentage of net sales of 38.4% was approximately the same as last year.

     Operating Expenses. Operating expenses for the six months ended December 28, 2001 decreased 0.7% to $25.8 million. Operating expenses as a percentage of net sales were 24.0% in fiscal 2002 compared to 24.8% in fiscal 2001. The decline in operating expenses resulted from the profit improvement programs implemented during the fourth quarter of fiscal 2001.

     EBITDA. EBITDA increased 11.0% to $17.5 million in the first six months of fiscal 2002 from $15.8 million in the first six months of fiscal 2001. EBITDA as a percentage of net sales increased to 16.3% in the six months ended December 28, 2001 from 15.1% in the comparable period last year. The increase in EBITDA was a result of an increase in gross profit and a reduction in operating expenses.

     Operating Income. Operating income increased 9.0% to $15.4 million in fiscal 2002 from $14.2 million in fiscal 2001. Operating income as a percentage of net sales increased to 14.4% in fiscal 2002 from 13.5% in fiscal 2001. Higher gross profit and reduced operating expenses created the increase in operating income.

     Other Income (Expense). Other expense of $12.4 million in fiscal 2002 was $165,000 higher than the comparable period last year. Lower earnings on excess cash investments created the increase in net other expense.

     Net Income. Net income for the first six months of fiscal 2002 was $1.8 million, an increase of $672,000 or 57.5% higher than the first six months of fiscal 2001. The increase was a result of the increase in operating income discussed above.


Liquidity and Capital Resources

     Cash used in operating activities for the first six months of fiscal 2002 was $692,000 compared to cash provided of $13.0 million in the first six months of fiscal 2001. The change in cash provided by (used in) operating activities between the two periods was primarily due to the increase in accounts receivable and the increase in inventory as a result of the addition of the CCP college bookstore business.

     Cash used in investing activities in the first six months of fiscal 2002 was $2.0 million compared to $757,000 in the first six months of 2001. The cash used in both periods was related to the purchase of property, plant and equipment. The increase over last year was the result of the Company adding to production capacity to support the CCP acquired business.

     Cash used in financing activities for the first six months of fiscal 2002 was $572,000 compared to cash used of $3.8 million in the first six months of fiscal 2001. The decrease in cash used in financing activities for the six months ended December 28, 2001 was primarily attributable to reduced payments on long-term debt and borrowings under the Company's revolving credit agreement. The borrowings under the revolving credit agreement were used to support the working capital requirements of the CCP acquisition.

     The Company's bank Credit Agreement matures in December 2002. The Company anticipates a replacement facility will be in place before the maturity of the existing bank Credit Agreement, but no assurance can be given that such a replacement facility will be put in place at such time or will be on terms as favorable to the Company as the existing Credit Agreement. The Company believes that cash flow from operating activities and borrowings under its existing and any replacement bank credit facility will be adequate to meet the Company's short-term and long-term liquidity requirements, although no assurance can be given in this regard. Under the bank Credit Agreement's revolving loan facility, $40 million of revolving credit availability is provided, of which $1.2 million was borrowed and outstanding and approximately $8.2 million was utilized for outstanding commercial and stand-by letters of credit as of December 28, 2001.

     The Company is dependent upon the cash flows of its wholly-owned subsidiary, GFSI, to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. The Company will be dependent on GFSI to provide funds to service the indebtedness. Additionally, the remaining cumulative non-cash preferred stock issued by Holdings ("Holdings Preferred Stock") will accrue dividends totaling approximately $402,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.3 million) plus accrued dividends with mandatory redemption in 2009.

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

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.
February 8,  2002
                           /s/ J. CRAIG PETERSON
                           _______________________________________
                           J. Craig Peterson, Sr. Vice President of Finance and Principal Accounting Officer