Form 10-Q
period 2002-03-29
GFSI HOLDINGS INC
filed 2002-05-10
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002.

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission file number         333-38951
                      ------------------


                               GFSI HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


             Delaware                                            74-2810744
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

Common stock, $0.01 par value per share - 1,842.5 shares issued and outstanding as of May 1, 2002.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 29, 2002
                                      INDEX



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

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)


                                                                                  March 29,          June 29,
                                                                                    2002               2001
                                                                                -----------        -----------

ASSETS
Current assets:
     Cash and cash equivalents                                                  $    1,028         $    5,324
     Accounts receivable, net                                                       28,532             22,694
     Inventories, net                                                               40,653             37,736
     Income tax receivable                                                              92              1,691
     Prepaid expenses and other current assets                                       1,220              1,143
     Deferred income taxes                                                             882                911
                                                                                ----------         -----------
Total current assets                                                                72,407             69,499

Property, plant and equipment, net                                                  19,850             18,574
Other assets:
     Deferred financing costs, net                                                   4,083              5,409
     Other                                                                           1,260              2,006
                                                                                ----------         -----------
Total assets                                                                    $   97,600         $   95,488
                                                                                ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                           $   10,250          $  12,778
     Accrued interest expense                                                          999              3,775
     Accrued expenses                                                                5,916              5,895
     Current portion of long-term debt                                                 191              6,699
                                                                                -----------         ----------
Total current liabilities                                                           17,356             29,147

Deferred income taxes                                                                  746              1,189
Revolving credit agreement                                                          29,262                 --
Other long-term obligations                                                            802                527
Long-term debt, less current portion                                               208,019            221,729
Redeemable preferred stock                                                           5,328              5,145
Stockholders' equity (deficiency):
     Common stock, $.01 par value 2,105 shares authorized,
       2,000 shares issued at March 29, 2002 and June 29, 2001                          --                 --
     Additional paid-in capital                                                        200                200
     Accumulated deficiency                                                       (164,102)          (162,442)
     Treasury stock, at cost (142.5 and 100 series A shares at
       March 29, 2002 and June 29, 2001, respectively)                                 (11)                (7)
                                                                                ----------          ----------
Total stockholders' equity (deficiency)                                           (163,913)          (162,249)
                                                                                ----------          -----------
Total liabilities and stockholders' equity (deficiency)                         $   97,600          $  95,488
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

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)

                                                                        Quarter Ended                 Nine Months Ended
                                                                 --------------------------      ---------------------------
                                                                   March 29,     March 30,        March 29,       March 30,
                                                                     2002           2001            2002             2001
                                                                 ----------     ----------       ----------       ---------

Net sales                                                        $  41,520      $  42,493        $ 147,897        $146,466
Cost of sales                                                       26,258         25,870           92,348          90,451
                                                                 ---------      ----------       ----------       ---------
Gross profit                                                        15,262         16,623           55,549          56,015

Operating expenses:
     Selling                                                         6,603          5,760           18,553          16,779
     General and administrative                                      6,753          6,620           19,662          20,833
                                                                 ----------     ----------       ----------       ---------
                                                                    13,356         12,380           38,215          37,612
                                                                 ----------     ----------       ----------       ---------
Operating income                                                     1,906          4,243           17,334          18,403

Other income (expense):
     Interest expense                                               (6,161)        (6,385)         (18,581)        (18,785)
     Other, net                                                          2            168               13             324
                                                                 ----------     ----------       ----------       ---------
                                                                    (6,159)        (6,217)         (18,568)        (18,461)
                                                                 ----------     ----------       ----------       ---------
Loss before income taxes and extraordinary item                     (4,253)        (1,974)          (1,234)            (58)
Provision for income taxes (benefit)                                (1,659)          (770)            (481)            (23)
                                                                 ----------     ----------       ----------       ---------
Net loss before extraordinary item                                  (2,594)        (1,204)            (753)            (35)
Extraordinary item, net of tax benefit                                 606             --              606              --
                                                                 ----------     ----------       ----------       ---------
Net loss                                                            (3,200)        (1,204)          (1,359)            (35)
Preferred stock dividends                                             (100)          (101)            (301)           (311)
                                                                 ----------     ----------      -----------       ---------
Net loss attributable to common shareholders                     $  (3,300)     $  (1,305)      $   (1,660)       $   (346)
                                                                 ==========     ==========      ===========       =========


See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                                       Nine Months Ended
                                                                                --------------------------------
                                                                                  March 29,           March 30,
                                                                                   2002                 2001
                                                                                -----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $   (1,359)          $    (35)
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                                    2,338              2,308
     Amortization of deferred financing costs                                          929                905
     Amortization of other intangibles                                                 750                 --
     (Gain) loss on sale or disposal of property, plant and equipment                    6                (55)
     Accretion of discount on long-term debt                                         6,562              5,874
     Deferred income taxes                                                            (414)                --
     Extraordinary loss on early extinguishment of debt                                994                 --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                       (5,837)              (148)
     Inventories, net                                                               (2,917)             8,677
     Prepaid expenses, other current assets and other assets                           (82)              (676)
     Income taxes receivable and payable                                             1,600               (221)
     Accounts payable, accrued expenses and other
        long-term obligations                                                       (5,199)            (1,010)
                                                                                 ----------          ---------
Net cash provided by (used in) operating activities                                 (2,629)            15,619
                                                                                 ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of property, plant and equipment                                3                141
     Purchases of property, plant and equipment                                     (3,622)            (1,275)
                                                                                 ----------          ---------
Net cash used in investing activities                                               (3,619)            (1,134)
                                                                                 ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit agreements                               29,262                 --
     Issuance of long-term debt                                                        300                 --
     Deferred financing costs                                                         (683)              (190)
     Redemption of preferred stock                                                    (771)              (173)
     Treasury stock purchase                                                           (28)                (5)
     Proceeds from sale of stock                                                       676                 --
     Payments on long-term debt                                                    (26,804)           (13,714)
                                                                                 ----------          ---------
Net cash provided by (used in) financing activities                                  1,952            (14,082)
                                                                                 ----------          ----------

Net increase (decrease)  in cash and cash equivalents                               (4,296)               403
Cash and cash equivalents at beginning of period                                     5,324              1,461
                                                                                 ----------          ---------
Cash and cash equivalents at end of period                                       $   1,028           $  1,864
                                                                                 ==========          =========
Supplemental cash flow information:
     Interest paid                                                               $  13,876           $ 15,899
                                                                                 ==========          =========
     Income taxes paid (refunded)                                                $  (2,053)          $    651
                                                                                 ==========          =========


See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 29, 2002

1.   BASIS OF PRESENTATION

     The  accompanying  unaudited  consolidated  financial  statements  of  GFSI
Holdings, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly-owned subsidiary, GFSI, Inc. ("GFSI"). All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. For further information, refer to the financial statements and footnotes thereto for the year ended June 29, 2001 included in the Company's Annual Report on Form 10-K.

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


2.   ACQUISITION AND DIVESTITURE

     In June 2001, the Company acquired CCP, formerly a wholly owned subsidiary of Sara Lee Corporation. CCP had sales of $7.1 million and $32.7 million and produced operating contribution of $700,000 and $5.9 million for the quarter and nine month periods ended March 29, 2002, respectively. CCP is an unconditional guarantor of the Senior Subordinated Notes.

     In June 2001, the Company sold the assets of its Tandem Marketing business. Tandem Marketing had revenues of $2.7 million and $9.4 million and an operating loss of $356,000 and an operating income of $668,000 for the quarter and nine month periods ended March 30, 2001, respectively.


3.   LONG TERM DEBT AND REVOLVING CREDIT AGREEMENT

     During the third quarter of fiscal 2002 the Company replaced its existing bank Credit Agreement by entering into a Revolving Credit Agreement with a group of financial institutions to provide a revolving line of credit which matures in January 2005. Proceeds from borrowings under the replacement Revolving Credit Agreement were used to retire the Company's existing bank debt which was comprised of both term loans and revolving debt. The Revolving Credit Agreement provides for borrowings on a revolving basis of up to $65 million at an interest rate based upon LIBOR or prime. The weighted average interest rate in effect at March 29, 2002 was 5.0%. In addition, the Revolving Credit Agreement provides for the issuance of letters of credit on behalf of the Company. At March 29, 2002 the Company had $29.3 million in borrowings and $5.5 million in letters of credit outstanding under the Revolving Credit Agreement. At March 29, 2002 the Company had $20 million in unused borrowing availability under the Revolving Credit Agreement.

     The Revolving Credit Agreement is secured by substantially all of GFSI's assets and is guaranteed by both of GFSI's wholly-owned subsidiaries and the Company. Borrowings under the Revolving Credit Agreement are subject to certain restrictions and covenants. The Company is limited with respect to paying dividends and distributions, the incurrence of certain debt, the incurrence of certain liens, and restricted regarding certain consolidations, mergers and business combinations, asset acquisitions and dispositions. The Revolving Credit Agreement requires the Company, among other things, to maintain a minimum fixed charge coverage ratio as defined in the Revolving Credit Agreement. At the most restrictive level, the Company must maintain a fixed charge coverage ratio of
1.15 to 1.0.

4.   EXTRAORDINARY ITEM, NET OF TAX BENEFIT

     In connection with the early extinguishment of its bank Credit Agreement, the Company recognized a pre-tax loss for the quarter ended March 29, 2002 of $994,000 ($606,000 on an after-tax basis). The loss consisted of unamortized debt origination costs which were being recognized as interest expense over the original term of the bank Credit Agreement. The extraordinary loss is reflected in the Consolidated Statements of Income net of the associated tax benefit.


5.   COMMITMENTS AND CONTINGENCIES

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


6.   NEW ACCOUNTING STANDARDS

     The FASB's Emerging Issues Task Force ("EITF") released its consensus No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and consensus No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The consensus' concluded that consideration from a vendor to a reseller of the vendor's products is generally presumed to be an adjustment to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue.

     The Company implemented both of these pronouncements during the third quarter of fiscal 2002, and as a result, decreased net sales by $494,000 and
$125,000 for the fiscal quarters ended March 29, 2002 and March 30, 2001, respectively, to reclassify certain customer incentive programs and volume rebates that had previously been recorded as operating expenses. Net sales for the nine month periods ended March 29, 2002 and March 30, 2001 were decreased by $1.4 million and $838,000, respectively, as a result of the reclassification of these previously reported operating expenses to conform with these pronouncements.


7.   RECLASSIFICATION

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

CRITICAL ACCOUNTING POLICIES

     The following discussion and analysis of financial condition, results of operations, liquidity and capital resources is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, deferred income taxes, accrued expenses, restructuring reserves, other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

     The Company's management believes that some of its significant accounting policies involve a higher degree of judgment or complexity than other accounting policies. Identified below are the policies deemed critical to its business and the understanding of its results of operations.

     REVENUE RECOGNITION. The Company recognizes revenues when goods are shipped, title has passed, the sales price is fixed and collectibility is reasonably assured. Returns, discounts and sales allowance estimates are based on projected sales trends, historical data and other known factors. If the historical data used to calculate these estimates does not properly reflect future sales, net sales could either be understated or overstated.

     ACCOUNTS RECEIVABLE. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods.

     INVENTORIES. Inventories are carried at the lower of cost or market determined under the First-In, First-Out (FIFO) method. The Company writes down obsolete and unmarketable inventories to their estimated market value based upon, among other things, assumptions about future demand and market conditions. If actual market conditions are less favorable than projected, additional inventory write-downs may be required. The Company also records changes in valuation allowances due to changes in its operating strategy, such as the discontinuances of certain product lines and other merchandising decisions related to changes in demand. It is possible that further changes in required inventory allowances may be necessary in the future as a result of market conditions and competitive pressures.

          COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED
                       MARCH 29, 2002 AND MARCH 30, 2001.

         NET SALES. Net sales for the quarter ended March 29, 2002 decreased 2.3% to $41.5 million from $42.5 million for the quarter ended March 30, 2001. The decrease in net sales from the third quarter of last year was primarily due to lower sales from the Corporate division and the loss of sales related to the divestiture of the Tandem Marketing business, which offset $7.1 million of sales produced by the CCP college bookstore business which was acquired on June 29, 2001. Sales in the Corporate division have been directly affected by general cost savings initiatives which have reduced company sponsored marketing and employee incentive programs in response to the softened economy.

         GROSS PROFIT. Gross profit for the quarter ended March 29, 2002 decreased 8.2% to $15.3 million from $16.6 million for the quarter ended March 30, 2001. Gross profit as a percentage of net sales decreased to 36.8% compared to 39.1% last year. The decrease in gross profit was the result of lower Corporate division sales, which generally provide a higher gross profit than sales from the recently acquired CCP college bookstore business. Start-up production costs were also incurred during the third quarter of this year due to the opening of a new screen print production facility in Northwestern Missouri. The new facility will allow the Company to source a greater portion of its decoration needs internally.

         OPERATING EXPENSES. Operating expenses for the quarter ended March 29, 2002 increased 7.9% to $13.4 million from $12.4 million. Operating expenses as a percentage of net sales were 32.2% in the third quarter of fiscal 2002 compared to 29.1% in the third quarter of fiscal 2001. The increase in operating expenses resulted primarily from higher selling expenses. A greater portion of fiscal 2002 sales were generated from college bookstore licensed apparel which carry royalty fees and are marketed through more expensive distribution channels. In addition, the Company increased its bad debt expense by raising its allowance for uncollectable accounts due to the general economic downturn in the resort, golf and leisure markets.

         EBITDA. EBITDA decreased 41% to $2.9 million in the third quarter of fiscal 2002 from $4.9 million in the third quarter of fiscal 2001. EBITDA as a percentage of net sales decreased to 7.0% in the quarter ended March 29, 2002 from 11.6% in the quarter ended March 30, 2001. The decrease in EBITDA was a result of the decline in gross profit and the increase in operating expenses.

         OPERATING INCOME. Operating income decreased 55.1% to $1.9 million in the third quarter of fiscal 2002 from $4.2 million in the third quarter of fiscal 2001. Operating income as a percentage of net sales was 4.6% compared with 10.0% last year. The decrease in operating income was a result of the decline in gross profit and the increase in operating expenses.

         INTEREST EXPENSE. Interest expense of $6.2 million in the third quarter of fiscal 2002 was $224,000 less than the comparable period last year. The decline in interest rates and reduced borrowings under the Company's bank credit agreements created the decrease in interest expense.

         NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. Net loss before extraordinary item for the third quarter of fiscal 2002 was $2.6 million compared to net loss before extraordinary item of $1.2 million for the third quarter of fiscal 2001. The decrease in gross profit and higher operating expenses created the $1.4 million increase in net loss from the third quarter of last year.

         EXTRAORDINARY ITEM, NET OF TAX BENEFIT. In March 2002, the Company entered into a $65 million Revolving Credit facility and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. A $606,000 extraordinary charge, net of related tax benefits, was recorded in the third quarter on fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.


       COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                       MARCH 29, 2002 AND MARCH 30, 2001.

         NET SALES. Net sales for the nine months ended March 29, 2002 increased 1.0% to $147.9 million from $146.5 million for the nine months ended March 30, 2001. The increase in net sales from last year was primarily related to the addition of CCP college bookstore sales of $32.7 million. The sales increase from CCP was offset by declines in Corporate and Resort division sales in comparison to the prior year. The terrorist attacks of September 11, 2001 and the resulting political and economic uncertainties created in the aftermath directly affected the travel plans and the marketing and employee incentive programs of the customers of these two sales divisions. Additionally, the Tandem Marketing business was sold in June 2001. Tandem Marketing contributed $9.4 million in sales for the nine months ended March 30, 2001.

         GROSS PROFIT. Gross profit for the nine months ended March 29, 2002 decreased 0.8% to $55.5 million from $56.0 million for the nine months ended March 30, 2001. Gross profit as a percentage of net sales decreased to 37.6% compared to 38.2% last year. The decrease in gross profit was created by a number of factors: 1) lower Corporate division sales, which generally provide a higher gross profit than the recently acquired CCP college bookstore business;
2) the Company incurred higher production costs in the months immediately following the acquisition of CCP to produce and deliver products on time; 3) a new screen print facility was constructed and started-up to add to capacity and source more CCP product decoration internally; and 4) the Company regularly accesses secondary apparel markets to sell its production seconds, irregular, overstocked and excess goods. Higher discounts on secondary goods were required during the first nine months of fiscal 2002 which contributed to the decline in gross profit from the comparable period last year.

         OPERATING EXPENSES. Operating expenses for the nine months ended March 29, 2002 increased 1.6% to $38.2 million from $37.6 million for the nine months ended March 30, 2001. Operating expenses as a percentage of net sales were 25.8% in fiscal 2002 compared to 25.7% in fiscal 2001. A greater portion of fiscal 2002 sales were generated from college bookstore licensed apparel which carry royalty fees and are marketed through more expensive distribution channels. In addition, the Company increased bad debt expense by raising its allowance for uncollectable accounts due to the general economic downturn in the resort, golf and leisure markets.

          EBITDA. EBITDA decreased 1.4% to $20.4 million in the first nine months of fiscal 2002 from $20.7 million in the first nine months of fiscal 2001. EBITDA as a percentage of net sales decreased to 13.8% in the nine months ended March 29, 2002 from 14.1% in the comparable period last year. The decrease in EBITDA was a result of the decline in gross profit.

          OPERATING INCOME. Operating income decreased 5.9% to $17.3 million in fiscal 2002 from $18.4 million in fiscal 2001. Operating income as a percentage of net sales decreased to 11.7% in fiscal 2002 from 12.6% in fiscal 2001. Lower gross profit created the decrease in operating income.

         INTEREST EXPENSE. Interest expense of $18.6 million in fiscal 2002 was $204,000 less than the comparable period last year. The decline in interest rates and reduced borrowings under the Company's bank credit agreements created the decrease in interest expense.

          NET LOSS BEFORE EXTRAORDINARY ITEM. Net loss before extraordinary item for the first nine months of fiscal 2002 was $753,000, compared to a loss of $35,000 for the first nine months of fiscal 2001. The increased loss was a result of the decline in operating income partially offset by the decrease in interest expense.

         EXTRAORDINARY ITEM, NET OF TAX BENEFIT. In March 2002, the Company entered into a $65 million Revolving Credit facility and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. A $606,000 extraordinary charge, net of related tax benefits, was recorded in fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.


     LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of fiscal 2002 the Company replaced its existing bank Credit Agreement by entering into a Revolving Credit Agreement with a group of financial institutions to provide a revolving line of credit which matures in January 2005. At March 29, 2002, $20 million was available for future borrowings under the Revolving Credit Agreement. The Company believes that cash flow from operating activities and borrowings under the Revolving Credit Agreement will be adequate to meet the Company's short-term and long-term liquidity requirements, although no assurance can be given in this regard.

         Cash used in operating activities for the first nine months of fiscal 2002 was $2.6 million compared to cash provided of $15.6 million in the first nine months of fiscal 2001. The change in cash provided by (used in) operating activities between the two periods was primarily due to the increase in accounts receivable and the increase in inventory as a result of the addition of the CCP college bookstore business.

         Cash used in investing activities in the first nine months of fiscal 2002 was $3.6 million compared to $1.1 million in the first nine months of 2001. The cash used in both periods was related to the purchase of property, plant and equipment. The increase over last year resulted from the construction and outfitting of the new screen print facility in Northwest Missouri.

         Cash provided by financing activities for the first nine months of fiscal 2002 was $2.0 million compared to cash used of $14.1 million in the first nine months of fiscal 2001. The net $2.0 million provided from financing activities during the first nine months of fiscal 2002 was created by borrowings under the Revolving Credit Agreement to replace the existing bank loans and to support increased working capital and equipment needs related to the acquisition of the CCP business. During the first nine months of fiscal 2001 the Company made significant advance payments on its term loans which created the cash outflow from financing activities last year.

         The Company is dependent upon the cash flows of its wholly-owned subsidiary, GFSI, to provide funds to pay certain ordinary course expenses incurred on behalf of the Company and to service the indebtedness represented by the $50.0 million of 11.375% Series B Senior Discount Notes due 2009 (the "Discount Notes"). The Discount Notes will accrete at a rate of 11.375%, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. The Company will be dependent on GFSI to provide funds to service the indebtedness. Additionally, the remaining cumulative non-cash preferred stock issued by the Company ("Holdings Preferred Stock") will accrue dividends totaling approximately $402,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.3 million) plus accrued dividends with mandatory redemption in 2009.

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

            None


ITEM 5.     OTHER INFORMATION

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 10.23 - Credit Agreement, dated March 29, 2002 among the financial institutions named therein as the Lenders, Bank of America, N.A. as the Agent and GFSI, Inc. as the Borrower.*

            * Incorporated by reference to form 10-Q of GFSI, Inc., filed with the Securities and Exchange Commission on May 10, 2002 (Commission File No. 333-24189).

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.
May 10, 2002


                            /s/  J. CRAIG PETERSON
                            -----------------------------------------
                            J. Craig Peterson, Sr. Vice President of Finance and Principal Accounting Officer