Form 10-Q
period 2002-12-28
GFSI HOLDINGS INC
filed 2003-02-06
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 28, 2002.


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number   333-38951
                      ------------


                               GFSI HOLDINGS, INC.
              -----------------------------------------------------
               (Exact name of registrant specified in its charter)


               DELAWARE                                          74-2810744
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                                Identification No.)

                              9700 Commerce Parkway
                              Lenexa, Kansas 66219
                   -------------------------------------------
                    (Address of principal executive offices)


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

Common stock, $0.01 par value per share - 1,820 shares issued and outstanding as of February 1, 2003.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 28, 2002
                                      INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION

         ITEM 1 -   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    Consolidated Balance Sheets                                3
                    Consolidated Statements of Income                          4
                    Consolidated Statements of Cash Flows                      5
                    Notes to Consolidated Financial Statements                 6


         ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                 7

         ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                         10

PART II - OTHER INFORMATION                                                   11


SIGNATURE PAGE                                                                12

OFFICERS CERTIFICATION                                                        13


GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

                                                                                   December 28,         June 29,
                                                                                      2002                2002
                                                                                ----------------     --------------

ASSETS
Current assets:
     Cash and cash equivalents                                                     $     3,753        $       328
     Accounts receivable, net                                                           32,776             32,626
     Inventories, net                                                                   43,470             45,729
     Income tax receivable                                                                  --                284
     Prepaid expenses and other current assets                                           1,383              1,268
     Deferred income taxes                                                               1,195                845
                                                                                   ------------       ------------
Total current assets                                                                    82,577             81,080
Property, plant and equipment, net                                                      20,263             19,671
Other assets:
     Deferred financing costs, net                                                       3,599              4,063
     Other                                                                                 509              1,010
                                                                                   ------------       ------------
Total assets                                                                       $   106,948        $   105,824
                                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                              $    10,099        $    12,010
     Accrued interest expense                                                            4,174              4,365
     Accrued expenses                                                                    6,292              5,983
     Income taxes payable                                                                  759                 --
     Current portion of long-term debt                                                     197                177
                                                                                   ------------       ------------
Total current liabilities                                                               21,521             22,535
Deferred income taxes                                                                      762                699
Other long-term obligations                                                                527                527
Long-term debt, less current portion                                                   241,874            241,120
Redeemable preferred stock                                                               5,522              5,405
Stockholders' equity (deficiency):
     Common stock, $.01 par value 2,105 shares authorized,
     2,000 shares issued at December 28, 2002 and June 29, 2002                             --                 --
     Additional paid-in capital                                                            200                200
     Accumulated deficiency                                                           (163,445)          (164,651)
     Treasury stock, at cost (180 and 152.5 series A shares at
     December 28, 2002 and June 29, 2002, respectively)                                    (13)               (11)
                                                                                   ------------       ------------
Total stockholders' equity (deficiency)                                            $  (163,258)          (164,462)
                                                                                   ------------       ------------
Total liabilities and stockholders' equity (deficiency)                            $   106,948        $   105,824
                                                                                   ============       ============



See notes to consolidated financial statements.


GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)




                                                        QUARTER ENDED                            SIX MONTHS ENDED
                                                DECEMBER 28,        DECEMBER 28,         DECEMBER 28,       DECEMBER 28,
                                                    2002                2001                 2002               2001
                                               -------------        ------------        -------------       ------------

Net sales                                        $ 54,633             $ 52,265           $  115,844          $ 106,377
Cost of sales                                      34,404               32,820               73,553             66,090
                                                 ---------            ---------          -----------         ----------
Gross profit                                       20,229               19,445               42,291             40,287

Operating expenses:
     Selling                                        6,879                6,022               14,375             11,950
     General and administrative                     6,844                6,504               13,479             12,909
                                                 ---------            ---------          -----------         ----------
                                                   13,723               12,526               27,854             24,859
                                                 ---------            ---------          -----------         ----------
Operating income                                    6,506                6,919               14,437             15,428

Other income (expense):
     Interest expense                              (6,164)              (6,164)             (12,156)           (12,420)
     Other, net                                        11                   (6)                  11                 11
                                                 ---------            ---------          -----------         ----------
                                                   (6,153)              (6,170)             (12,145)           (12,409)
                                                 ---------            ---------          -----------         ----------
Income before income taxes                            353                  749                2,292              3,019
Income tax expense                                    139                  293                  895              1,178
                                                 ---------            ---------          -----------         ----------
Net income                                            214                  456                1,397              1,841
Preferred stock dividends                             (99)                (100)                (198)              (201)
                                                 ---------            ---------          -----------         ----------
Net income attributable to
   common shareholders                           $    115             $    356           $    1,199          $   1,640
                                                 =========            =========          ===========         ==========


See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)

                                                                                            SIX MONTHS ENDED
                                                                                      DECEMBER 28,       DECEMBER 28,
                                                                                          2002             2001
                                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $    1,397         $    1,841
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation                                                                           1,576              1,576
     Amortization of deferred financing costs                                                 500                562
     Amortization of other intangibles                                                        500                500
     (Gain) loss on sale or disposal of property, plant and equipment                         (11)                 8
     Accretion of discount on long-term debt                                                4,834              4,327
     Deferred income taxes                                                                   (287)               (81)
     Gain (loss) on foreign currency translation                                                7                 --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                                (150)            (8,883)
     Inventories, net                                                                       2,259             (1,334)
     Prepaid expenses, other current assets and other assets                                 (114)               283
     Income taxes receivable and payable                                                    1,043              1,851
     Accounts payable, accrued expenses and other
        long-term obligations                                                              (1,792)            (1,342)
                                                                                       -----------        -----------
Net cash provided by (used in) operating activities                                         9,762               (692)
                                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of property, plant and equipment                                      14                  1
     Purchases of property, plant and equipment                                            (2,172)            (1,988)
                                                                                       -----------        -----------
Net cash used in investing activities                                                      (2,158)            (1,987)
                                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net changes to short-term borrowings and revolving credit agreement                   (4,422)             1,200
     Redemption of preferred stock                                                            (81)              (700)
     Treasury stock purchase                                                                   (2)               (26)
     Proceeds from sale of stock                                                               --                676
     Cash paid for financing costs                                                            (37)                --
     Issuance of long-term debt                                                               450                 --
     Payments on long-term debt                                                               (87)            (1,722)
                                                                                       -----------        -----------
Net cash used in financing activities                                                      (4,179)              (572)
                                                                                       -----------        -----------

Net increase (decrease)  in cash and cash equivalents                                       3,425             (3,251)
Cash and cash equivalents at beginning of period                                              328              5,324
                                                                                       -----------        -----------
Cash and cash equivalents at end of period                                             $    3,753         $    2,073
                                                                                       ===========        ===========
Supplemental cash flow information:
     Interest paid                                                                     $    7,013         $    6,868
                                                                                       ===========        ===========
     Income taxes paid (refunded)                                                      $      139         $     (962)
                                                                                       ===========        ===========


See notes to consolidated financial statements.

                       GFSI HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 28, 2002

1.   BASIS OF PRESENTATION

     The  accompanying  unaudited  consolidated  financial  statements  of  GFSI
Holdings, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly owned subsidiaries, GFSI, Inc., Event 1, Inc. ("Event 1"), Champion Custom Products, Inc. ("CCP") and GFSI Canada Company. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, operations and cash flows of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated balance sheet information as of June 29, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 2002 included in the Company's Annual Report on Form 10-K.

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


3.   RECLASSIFICATIONS

     Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.


4.   SUBSEQUENT EVENT

     On December 31, 2002 the Company's wholly-owned subsidiary, GFSI, Inc., completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Company's 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by GFSI, Inc. is considered an early extinguishment of debt, and accordingly, the Company will record a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

     The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi-annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc.'s wholly-owned subsidiaries (Event One, CCP and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933. GFSI, Inc. intends to file an exchange offer registration statement with the Securities and Exchange Commission in the third quarter of fiscal 2003 to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

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

     EBITDA represents operating income plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the Company's ability to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company believes that certain investors find EBITDA to be a useful tool for measuring the Company's ability to service its debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows of the Company herein for further information.

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

     ACCOUNTS RECEIVABLE. Accounts receivable consist of amounts due from customers and business partners. The Company maintains an allowance for doubtful accounts to reflect expected credit losses and provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of the Company's customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at December 28, 2002 and June 28, 2002 were net of allowance for doubtful accounts of $1.1 million and $838,000, respectively.

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

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED DECEMBER 28, 2002 AND DECEMBER 28, 2001.

         NET SALES. Net sales for the quarter ended December 28, 2002 increased 5% to $54.6 million compared to $52.3 million last year. The increase in net sales was primarily due to sales growth from the Licensed Apparel group, which was partially offset by sales decreases from the Corporate division. The net sales growth in the Licensed Apparel group was from college bookstore customers and was most pronounced in our Champion licensed products group (CCP). Net sales from college bookstore customers for the second quarter of fiscal 2003 were $3.0 million greater than last year while sales for the Corporate division were $1.3 million less than last year. A soft economy and reduced corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate division.

         GROSS PROFIT. Gross profit for the quarter ended December 28, 2002 increased 4% to $20.2 million compared to $19.4 million last year. Gross profit as a percentage of net sales was comparable for both periods at about 37%. College bookstore sales represented 46% of net sales for the quarter compared to 43% last year.

         OPERATING EXPENSES. Operating expenses for the quarter ended December 28, 2002 increased 10% to $13.7 million from $12.5 million last year. Operating expenses as a percentage of net sales were 25.1% in the second quarter of fiscal 2003 compared to 24.0% last year. Operating expenses increased due to more revenue generated from college bookstore sales, which carry royalty fees and are marketed through more expensive distribution channels. In addition, the Company incurred higher bad debt expense in fiscal 2003 and changed the timing of its annual sales meetings, which were held in the second quarter of fiscal 2003. The annual sales meetings were held in the third quarter last year.

         OPERATING INCOME. Operating income decreased 6% to $6.5 million in the second quarter of fiscal 2003 compared to $6.9 million last year. Operating income as a percentage of net sales decreased to 11.9% in the second quarter of fiscal 2003 from 13.2% in the second quarter of fiscal 2002. The decrease in operating income as a percentage of sales was the result of the increase in operating expenses.

         EBITDA. EBITDA decreased 5% to $7.6 million in the second quarter of fiscal 2003 compared to $7.9 million last year. EBITDA as a percentage of net sales decreased to 13.8% in the quarter ended December 28, 2002 from 15.2% in the quarter ended December 28, 2001. The decrease in EBITDA was the result of lower operating income.

         INTEREST EXPENSE. Interest expense in the second quarter of fiscal 2003 was $6.2 million, the same as the comparable period last year. The effect of higher average borrowings was offset by lower interest rates.

         NET INCOME. Net income for the second quarter of fiscal 2003 was $214,000 compared to $456,000 for the second quarter of fiscal 2002. The decrease was primarily the result of the decline in operating income.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 28, 2002 AND DECEMBER 28, 2001.

         NET SALES. Net sales for the six months ended December 28, 2002 increased 9% to $115.8 million from $106.4 million in the six months ended December 28, 2001. The increase in net sales from last year was due to strong growth from the Licensed Apparel group, which was fueled by a 42% increase in revenue from CCP. The net sales increase from CCP was partially offset by a 28% decline in Corporate division sales. Net sales for CCP for the first six months of fiscal 2003 were $10.8 million greater than last year while Corporate division sales were $5.1 million less than last year. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration, which has enhanced the sales of CCP's more moderately priced goods. A soft economy and consequent reductions in corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate division.

         GROSS PROFIT. Gross profit for the six months ended December 28, 2002 increased 5% to $42.3 million from $40.3 million in the six months ended December 28, 2001. Gross profit as a percentage of net sales decreased to 36.5% from 37.9% last year. The decrease in gross profit as a percentage of net sales was the result of a change in customer purchasing. College bookstore sales, fueled by CCP, represented 52% of net sales for the six month period ended December 28, 2002 compared to 45% last year. College bookstore sales generally provide a lower gross profit than the Company's other divisions.

         OPERATING EXPENSES. Operating expenses for the six months ended December 28, 2002 increased 12% to $27.9 million from $24.9 million last year. Operating expenses as a percentage of net sales were 24.0% in the first six months of fiscal 2003 compared to 23.4% in the first six months of fiscal 2002. The increase in operating expenses was principally due to a greater portion of fiscal 2003 sales generated from college bookstore sales, which carry royalty fees and are marketed through more expensive distribution channels. In addition, the Company incurred higher bad debt expense in fiscal 2003 due to soft economic conditions.

         Operating Income. Operating income decreased 6% to $14.4 million in fiscal 2003 from $15.4 million in fiscal 2002. Operating income as a percentage of net sales decreased to 12.5% in fiscal 2003 from 14.5% in fiscal 2002. The decrease in operating income as a percentage of sales was the result of a lower gross profit percentage on higher net sales combined with the increase in operating expenses.

         EBITDA. EBITDA decreased 6% to $16.5 million in the first six months of fiscal 2003 from $17.5 million in the first six months of fiscal 2002. EBITDA as a percentage of net sales decreased to 14.3% in the six months ended December 28, 2002 from 16.5% in the comparable period last year. The decrease in EBITDA was a result of lower operating income.

         INTEREST EXPENSE. Interest expense in the first six months of fiscal 2003 was $12.2 million, $264,000 less than the comparable period last year. Lower interest rates created the decrease in interest expense.

         NET INCOME. Net income for the first six months of fiscal 2003 was $1.4 million, compared to $1.8 million for the first six months of fiscal 2002. The decrease was primarily the result of the decrease in operating income.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities in the first six months of fiscal 2003 was $9.8 million compared to cash used by operating activities of $692,000 last year. Fiscal 2002 operating cash flows were used to fund the increase in accounts receivable and inventory related to the addition of the CCP college bookstore business.

         Cash used in investing activities in the first six months of fiscal 2003 was $2.2 million compared to $2.0 million last year. The cash used in both periods was related to the acquisition of property, plant and equipment.

         Cash used in  financing  activities  in the first six  months of fiscal
2003 was $4.2 million compared to $572,000 in the comparable period of fiscal 2002. Payments of bank debt was the primary use of cash in fiscal 2003.

         Under the Company's Revolving Bank Credit Agreement ("RBCA") up to $65 million of revolving credit availability is provided, of which $26.1 million was borrowed and outstanding and approximately $5.9 million was utilized for outstanding commercial and stand-by letters of credit as of December 28, 2002. At December 28, 2002, $28.4 million was available for future borrowings under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2005, although no assurance can be given in this regard.

         The Company's wholly-owned subsidiary, GFSI, Inc., anticipates paying dividends to the Company to enable the Company to pay corporate income taxes, interest on subordinated discount notes issued by Holdings (the "Holdings
Discount Notes"), fees payable under a consulting agreement, preferred stock dividends and certain other ordinary course expenses incurred on behalf of GFSI, Inc. The Company is dependent upon the cash flows of GFSI, Inc. to provide funds to service the Holdings Discount Notes. The Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $108.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, the Company's cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $396,000 annually. Holdings
Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in fiscal 2009.

SUBSEQUENT EVENT

         On December 31, 2002 GFSI, Inc., completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Company's 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by the Company's wholly-owned subsidiary is considered an early extinguishment of debt, and accordingly, the Company will record a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

         The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi- annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc.'s wholly-owned subsidiaries (Event One, CCP and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act. GFSI, Inc. intends to file an exchange offer registration statement with the Securities and Exchange Commission in the third quarter of fiscal 2003 to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

SEASONALITY AND INFLATION

         The Company experiences seasonal fluctuations in its sales and profitability, with generally higher sales and gross profit in the first and second quarters of its fiscal year. The seasonality of sales and profitability is primarily due to higher college bookstore sales during the first two fiscal quarters. Sales at the Company's Resort and Corporate divisions typically show little seasonal variations.

         The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.



       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE AND MARKET RISK DISCLOSURE

         The Company's market risk exposure is primarily due to possible fluctuations in interest rates. The fixed rate portion of the Company's long-term debt does not bear significant interest rate risk. An immediate 10% change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year, although there can be no assurances that interest rates will not significantly change.

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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         4.11 Indenture, dated as of December 31, 2002 between GFSI, Inc. and State Street Bank and Trust Company.*

         4.12     9 5/8% Series A Senior Subordinated Note due 2007.*

         10.25 Exchange Agreement, dated as of December 31, 2002, between GFSI, Inc. and Jefferies Company, Inc.*

         10.26 Consent and Amendment, dated as of December 31, 2002, to the Credit Agreement, dated March 28, 2002.*

         * Incorporated by reference to Form 10-Q of GFSI, Inc., filed with the Securities and Exchange Commission on February 6, 2003 (Commission File No. 333-24189).

(b)      Reports on Form 8-K

         None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.
February 5, 2003
                                         /s/ J. CRAIG PETERSON
                                    --------------------------------------------
                                    J. Craig Peterson, Sr. Vice President
                                    of Finance and  Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING GFSI HOLDINGS, INC.'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL PERIOD ENDED DECEMBER 28, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not these were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 5, 2003


/S/  ROBERT M. WOLFF
---------------------------------------
Robert M. Wolff
Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING GFSI HOLDINGS, INC.'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL PERIOD ENDED DECEMBER 28, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not these were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 5, 2003


/S/  J. CRAIG PETERSON
---------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer