Form 10-Q/A
period 2002-12-28
GFSI HOLDINGS INC
filed 2003-04-30
CIK 1036180

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q/A


           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 28, 2002.


           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________


Commission file number                        333-38951
                       --------------------------------


                               GFSI HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


        DELAWARE                                   74-2810744
---------------------------            ------------------------------------
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

                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED DECEMBER 28, 2002
                                     INDEX


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


GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)


                                                                            December 28,     June 29,
                                                                                2002           2002
                                                                             ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                                               $   3,753      $     328
     Accounts receivable, net                                                   32,776         32,626
     Inventories, net                                                           43,470         45,729
     Income tax receivable                                                          --            284
     Prepaid expenses and other current assets                                   1,383          1,268
     Deferred income taxes                                                       1,195            845
                                                                             ---------      ---------
Total current assets                                                            82,577         81,080
Property, plant and equipment, net                                              20,263         19,671
Other assets:
     Deferred financing costs, net                                               3,599          4,063
     Other                                                                         509          1,010
                                                                             ---------      ---------
Total assets                                                                 $ 106,948      $ 105,824
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                        $  10,099      $  12,010
     Accrued interest expense                                                    4,174          4,365
     Accrued expenses                                                            6,292          5,983
     Income taxes payable                                                          759             --
     Current portion of long-term debt                                             197            177
                                                                             ---------      ---------
Total current liabilities                                                       21,521         22,535
Deferred income taxes                                                              762            699
Other long-term obligations                                                        527            527
Long-term debt, less current portion                                           241,874        241,120
Redeemable preferred stock                                                       5,522          5,405
Stockholders' equity (deficiency):
     Common stock, $.01 par value 2,105 shares authorized,
     2,000 shares issued at December 28, 2002 and June 29, 2002                     --             --
     Additional paid-in capital                                                    200            200
     Accumulated deficiency                                                   (163,445)      (164,651)
     Treasury stock, at cost (180 and 152.5 series A shares at
     December 28, 2002 and June 29, 2002, respectively)                            (13)           (11)
                                                                             ---------      ---------
Total stockholders' equity (deficiency)                                       (163,258)      (164,462)
                                                                             ---------      ---------
Total liabilities and stockholders' equity (deficiency)                      $ 106,948      $ 105,824
                                                                             =========      =========




See notes to consolidated financial statements.







GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED) (In thousands)



                                                     QUARTER ENDED               SIX MONTHS ENDED
                                              DECEMBER 28,  DECEMBER 28,   DECEMBER 28,   DECEMBER 28,
                                                  2002          2001           2002           2001
                                              ------------  ------------   ------------   ------------
     Net sales                                  $ 54,633      $ 52,265      $ 115,844      $ 106,377
     Cost of sales                                34,404        32,820         73,553         66,090
                                                --------      --------      ---------      ---------
     Gross profit                                 20,229        19,445         42,291         40,287

     Operating expenses:
          Selling                                  6,879         6,022         14,375         11,950
          General and administrative               6,844         6,504         13,479         12,909
                                                --------      --------      ---------      ---------
                                                  13,723        12,526         27,854         24,859
                                                --------      --------      ---------      ---------
     Operating income                              6,506         6,919         14,437         15,428

     Other income (expense):
          Interest expense                        (6,164)       (6,164)       (12,156)       (12,420)
          Other, net                                  11            (6)            11             11
                                                --------      --------      ---------      ---------
                                                  (6,153)       (6,170)       (12,145)       (12,409)
                                                --------      --------      ---------      ---------
     Income before income taxes                      353           749          2,292          3,019
     Income tax expense                              139           293            895          1,178
                                                --------      --------      ---------      ---------
     Net income                                      214           456          1,397          1,841
     Preferred stock dividends                       (99)         (100)          (198)          (201)
                                                --------      --------      ---------      ---------
     Net income attributable to
        common shareholders                     $    115      $    356      $   1,199      $   1,640
                                                ========      ========      =========      =========



See notes to consolidated financial statements.





GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (In thousands)


                                                                                     SIX MONTHS ENDED
                                                                              DECEMBER 28,       DECEMBER 28,
                                                                                  2002               2001
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 1,397            $ 1,841
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation                                                                 1,576              1,576
     Amortization of deferred financing costs                                       500                562
     Amortization of other intangibles                                              500                500
     (Gain) loss on sale or disposal of property, plant and equipment               (11)                 8
     Accretion of discount on long-term debt                                      4,834              4,327
     Deferred income taxes                                                         (287)               (81)
     Gain (loss) on foreign currency translation                                      7                 --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                      (150)            (8,883)
     Inventories, net                                                             2,259             (1,334)
     Prepaid expenses, other current assets and other assets                       (114)               283
     Income taxes receivable and payable                                          1,043              1,851
     Accounts payable, accrued expenses and other
        long-term obligations                                                    (1,792)            (1,342)
                                                                                -------            -------
Net cash provided by (used in) operating activities                               9,762               (692)
                                                                                -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of property, plant and equipment                            14                  1
     Purchases of property, plant and equipment                                  (2,172)            (1,988)
                                                                                -------            -------
Net cash used in investing activities                                            (2,158)            (1,987)
                                                                                -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net changes to short-term borrowings and revolving credit agreement         (4,422)             1,200
     Redemption of preferred stock                                                  (81)              (700)
     Treasury stock purchase                                                         (2)               (26)
     Proceeds from sale of stock                                                     --                676
     Cash paid for financing costs                                                  (37)                --
     Issuance of long-term debt                                                     450                 --
     Payments on long-term debt                                                     (87)            (1,722)
                                                                                -------            -------
Net cash used in financing activities                                            (4,179)              (572)
                                                                                -------            -------

Net increase (decrease) in cash and cash equivalents                              3,425             (3,251)
Cash and cash equivalents at beginning of period                                    328              5,324
                                                                                -------            -------
Cash and cash equivalents at end of period                                      $ 3,753            $ 2,073
                                                                                =======            =======
Supplemental cash flow information:
     Interest paid                                                              $ 7,013            $ 6,868
                                                                                =======            =======
     Income taxes paid (refunded)                                               $   139            $  (962)
                                                                                =======            =======


     See notes to consolidated financial statements

                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 28, 2002

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of GFSI Holdings, Inc. (the "Company") include the accounts of the Company and the accounts of its wholly-owned subsidiaries, GFSI, Inc., Event 1, Inc. ("Event 1"), CC Products, Inc. ("CCP"), and GFSI Canada Company. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statement reporting purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, operations and cash flows of the Company have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated balance sheet information as of June 29, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 29, 2002 included in the Company's Annual Report on Form 10-K.


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

4. SUBSEQUENT EVENT


     On December 31, 2002, the Company's wholly-owned subsidiary, GFSI, Inc., completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Company's 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by GFSI, Inc. is considered an early extinguishment of debt, and accordingly, the Company will record a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

     The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi- annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc.'s wholly-owned subsidiaries (Event 1, CCP, and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933, as amended. GFSI, Inc. intends to file an exchange offer registration statement with the Securities and Exchange Commission in the third quarter of fiscal 2003 to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and the Company's Annual Report on Form 10-K for the year ended June 29, 2002. Management's discussion and analysis of financial condition and results of operations and other sections of this report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward- looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.



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

SUBSEQUENT EVENT

On December 31, 2002, GFSI, Inc., completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Company's 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by the Company's wholly-owned subsidiary is considered an early extinguishment of debt, and accordingly, the Company will record a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

         The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi- annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc.'s wholly-owned subsidiaries (Event 1, CCP, and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933, as amended. GFSI, Inc. intends to file an exchange offer registration statement with the Securities and Exchange Commission in the third quarter of fiscal 2003 to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

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


                        ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of filing this Quarterly Report on From 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.
April 28,  2003
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

Date:    April 28, 2003


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

Date:    April 28, 2003


/s/ J. Craig Peterson
---------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer