Form 10-Q
period 2003-03-29
GFSI HOLDINGS INC
filed 2003-05-13
CIK 1036180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003.

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number                        333-38951
                       --------------------------------

                               GFSI HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


      Delaware                                                  74-2810744
(State or other jurisdiction of         I.R.S. Employer Identification No.)
 incorporation or organization)

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

Common stock, $0.01 par value per share - 1,805 shares issued and outstanding as of May 1, 2003.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 29, 2003
                                     INDEX



                                                                         Page
PART I - FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                             3
                  Consolidated Statements of Income                       4
                  Consolidated Statements of Cash Flows                   5
                  Notes to Consolidated Financial Statements              6


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                              8

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                      12

         ITEM 4 - CONTROLS AND PROCEDURES                                12

PART II - OTHER INFORMATION                                              13


SIGNATURE PAGE                                                           14

OFFICERS CERTIFICATION                                                   15

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)


                                                                     March 29,       June 29,
                                                                       2003            2002
                                                                   -------------    ----------

Assets
Current assets:
  Cash and cash equivalents                                          $   1,271       $     328
  Accounts receivable, net                                              30,299          32,626
  Inventories, net                                                      42,116          45,729
  Income tax receivable                                                    630             284
  Prepaid expenses and other current assets                              1,455           1,268
  Deferred income taxes                                                  1,132             845
                                                                     ---------       ---------
    Total current assets                                                76,903          81,080
Property, plant and equipment, net                                      20,219          19,671
Other assets:
  Deferred financing costs, net                                          3,321           4,063
  Other                                                                    259           1,010
                                                                     ---------       ---------
        Total assets                                                 $ 100,702       $ 105,824
                                                                     =========       =========

Liabilities and stockholders' equity (deficiency)
Current liabilities:
  Accounts payable                                                   $   9,123       $  12,010
  Accrued interest expense                                               1,189           4,365
  Accrued expenses                                                       6,064           5,983
  Current portion of long-term debt                                        241             177
                                                                     ---------       ---------
    Total current liabilities                                           16,617          22,535
Deferred income taxes                                                    4,914             699
Other long-term obligations                                                499             527
Long-term debt, less current portion                                   232,469         241,120
Redeemable preferred stock                                               5,572           5,405
Stockholders' equity (deficiency):
  Common stock, $.01 par value 2,105 shares authorized,
     2,000 shares issued at March 29, 2003 and June 29, 2002                --              --
  Additional paid-in capital                                               200             200
  Accumulated deficiency                                              (159,554)       (164,651)
  Treasury stock, at cost (195 and 152.5 series A shares at
     March 29, 2003 and June 29, 2002, respectively)                       (15)            (11)
                                                                     ----------      ----------
    Total stockholders' equity (deficiency)                           (159,369)       (164,462)
                                                                     ----------      ----------
        Total liabilities and stockholders'
          equity (deficiency)                                        $ 100,702       $ 105,824
                                                                     ==========      ==========


See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands)




                                                                Quarter Ended                        Nine Months Ended
                                                           March 29,        March 29,          March 29,        March 29,
                                                             2003             2002                2003            2002
                                                         ------------      ----------         -----------     -----------


Net sales                                                    $  41,204       $  41,520        $ 157,048         $ 147,897
Cost of sales                                                   25,983          26,258           99,536            92,348
                                                             ----------      ----------       ----------        ----------
Gross profit                                                    15,221          15,262           57,512            55,549

Operating expenses:
  Selling                                                        6,047           6,603           20,422            18,553
  General and administrative                                     6,571           6,753           20,050            19,662
                                                             ----------      ---------        ---------         ---------
                                                                12,618          13,356           40,472            38,215
                                                             ----------      ---------        ---------         ---------
Operating income                                                 2,603           1,906           17,040            17,334

Other income (expense):
  Interest expense                                              (5,759)         (6,161)         (17,915)          (18,581)
  Gain (loss) on early extinguishment of debt                    9,610            (994)           9,610              (994)
  Other, net                                                         8               2               19                13
                                                             ----------      ----------       ----------        ----------
                                                                 3,859          (7,153)          (8,286)          (19,562)
                                                             ----------      ----------       ----------         ---------
Income before income taxes                                       6,462          (5,247)           8,754            (2,228)
Income tax expense (benefit)                                     2,534          (2,047)           3,429              (869)
                                                             ----------      ----------       ----------         ---------
Net income (loss)                                                3,928          (3,200)           5,325            (1,359)
Preferred stock dividends                                          (96)           (100)            (294)             (301)
                                                             ----------      ----------       ----------         ---------
Net income (loss) attributable to
   common shareholders                                       $   3,832       $  (3,300)       $   5,031          $ (1,660)
                                                             ==========      ==========       ==========         =========



See notes to consolidated financial statements.

GFSI HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                                     Nine Months Ended
                                                                                   March 29,     March 29,
                                                                                     2003          2002
                                                                                -------------   -----------

Cash flows from operating activities:
Net income (loss)                                                                   $ 5,325       $ (1,359)
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation                                                                     2,377          2,338
     Amortization of deferred financing costs                                           753            929
     Amortization of other intangibles                                                  750            750
     (Gain) loss on sale or disposal of property, plant and equipment                   (11)             6
     Accretion of discount on long-term debt                                          6,777          6,562
     Deferred income taxes                                                            3,928           (414)
     (Gain) loss on early extinguishment of debt                                     (9,610)           994
     Gain (loss) on foreign currency translation                                         66             --
Changes in operating assets and liabilities:
     Accounts receivable, net                                                         2,327         (5,837)
     Inventories, net                                                                 3,613         (2,917)
     Prepaid expenses, other current assets and other assets                           (186)           (82)
     Income taxes receivable and payable                                               (346)         1,600
     Accounts payable, accrued expenses and other
        long-term obligations                                                        (6,307)        (5,199)
                                                                                    --------      ---------
Net cash provided by (used in) operating activities                                   9,456         (2,629)
                                                                                    --------      ---------

Cash flows from investing activities:
     Proceeds from sales of property, plant and equipment                                22              3
     Purchases of property, plant and equipment                                      (2,936)        (3,622)
                                                                                    --------      ---------
Net cash used in investing activities                                                (2,914)        (3,619)
                                                                                    --------      ---------

Cash flows from financing activities:
     Net changes in revolving credit agreement                                       (5,738)        29,262
     Redemption of preferred stock                                                     (127)          (771)
     Treasury stock purchase                                                             (4)           (28)
     Proceeds from sale of stock                                                         --            676
     Cash paid for financing costs                                                      (50)          (683)
     Issuance of long-term debt                                                         450            300
     Payments on long-term debt                                                        (130)       (26,804)
                                                                                    --------      ---------
Net cash provided by (used in) financing activities                                  (5,599)         1,952
                                                                                    --------      ---------

Net increase (decrease) in cash and cash equivalents                                    943         (4,296)
Cash and cash equivalents at beginning of period                                        328          5,324
                                                                                   ---------      ---------
Cash and cash equivalents at end of period                                         $  1,271       $  1,028
                                                                                   =========      =========
Supplemental cash flow information:
     Interest paid                                                                 $ 13,561       $ 13,865
                                                                                   =========      =========
     Income taxes paid (refunded)                                                  $   (153)      $ (2,053)
                                                                                   =========      =========

See notes to consolidated financial statements.

                      GFSI HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 29, 2003

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

3.       Reclassifications
         -----------------

     Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.


     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and, and Technical Corrections." The new standard eliminates the requirement to classify gains and losses related to early debt extinguishments as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. In the third quarter of fiscal 2003, GFSI elected to early adopt SFAS No. 145 and has accordingly reclassified the 2002 loss on extinguishment of debt, previously presented as an extraordinary item, net of income taxes, as other income (expense) in accordance with the provisions of SFAS No. 145. Net income, shareholders' equity or cash flows were not impacted by the adoptioin of this new standard.

4.       Inventories
         -----------

     The following is a summary of inventories at March 29, 2003 and June 29, 2002:

Unaudited(In thousands)


                                         March 29, 2003          June 29, 2002
                                         --------------          -------------

Undecorated apparel ("blanks")
  and supplies                             $    39,661             $   41,976

Work in process                                    557                  1,114

Finished Goods                                   1,898                  2,639
                                           ------------            ----------
Total                                      $     42,116            $   45,729
                                           ============            ==========


5.       Early Extinguishment of Debt

     On December 31, 2002 the Company's wholly-owned subsidiary, GFSI, Inc., completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Company's 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by GFSI, Inc. is considered an early extinguishment of debt, and accordingly, the Company recorded a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003. In future periods, GFSI Holdings' financial statements will reflect a net reduction in annual interest expense of approximately $1.3 million.


     The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi- annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc.'s wholly-owned subsidiaries (Event One, CCP and GFSI Canada Company). The Exchange Notes were issued to an "accredited investor" and were exempt from registration under Rule 144 of the Securities Act of 1933. GFSI, Inc. has filed an exchange offer registration statement with the Securities and Exchange Commission to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

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

Critical accounting policies

     The following discussion and analysis of financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Generally accepted accounting principles require estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, long-lived assets, deferred income taxes, accrued expenses, restructuring reserves, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe that some of our significant accounting policies involve a higher degree of judgment or complexity than other accounting policies. Identified below are the policies deemed critical to our business and the understanding of our results of operations.

     Revenue recognition. We recognize revenues when goods are shipped, title has passed, the sales price is fixed and collectibility is reasonably assured. Returns, discounts and sales allowance estimates are based on projected sales trends, historical data and other known factors. If actual returns, discounts and sales allowances are not consistent with the historical data used to calculate these estimates, net sales could either be understated or overstated.

     Accounts receivable. Accounts receivable consist of amounts due from customers and business partners. We maintain an allowance for doubtful accounts to reflect expected credit losses and provides for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the historic data used to evaluate credit risk does not reflect future collections, or, if the financial condition of our customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. Accounts receivable at March 29, 2003 and June 28, 2002 were net of allowance for doubtful accounts of $1.0 million and $838,000, respectively.

     Inventories. Inventories are carried at the lower of cost or market determined under the First-In, First-Out (FIFO) method. We write down obsolete and unmarketable inventories to their estimated market value based upon, among other things, assumptions about future demand and market conditions. If actual market conditions are less favorable than projected, additional inventory write-downs may be required. We also record changes in valuation allowances due to changes in our operating strategy, such as the discontinuances of certain product lines and other merchandising decisions related to changes in demand. It is possible that further changes in required inventory allowances may be necessary in the future as a result of market conditions and competitive pressures.

Comparison of Operating Results for the Quarters Ended March 29, 2003 and March 29, 2002.

     Net Sales. Net sales for the quarter ended March 29, 2003 were $41.2 million compared to $41.5 million last year. We experienced sales decreases in the Resort division, the Corporate division and our Event 1 subsidiary, offset by sales growth from the Licensed Apparel group. The net sales growth in the Licensed Apparel group was from college bookstore customers in our Champion licensed products group (CCP) which continued to benefit from consumer preferences for moderately priced apparel. Net sales for CCP were approximately $2.9 million greater than last year. College bookstore sales represented approximately 37% of net sales for the quarter compared to 31% last year. The Corporate and Resort divisions were affected by reduced business due to decreased discretionary spending on marketing and employee incentive programs and declining business and consumer travel. Event 1 sales for the third quarter of fiscal 2003 were below last year due to the timing of the NCAA mens championship basketball tournament. The final championship games were held in the fourth quarter of fiscal 2003, compared to the third quarter of fiscal 2002.

     Gross Profit. Gross profit for the quarter ended March 29, 2003 was $15.2 million, approximately the same as last year. Gross profit as a percentage of net sales was comparable for both periods at about 37%.

     Operating Expenses. Operating expenses for the quarter ended March 29, 2003 decreased 5% to $12.6 million from $13.4 million last year. Operating expenses as a percentage of net sales were 30.6% in the third quarter of fiscal 2003 compared to 32.2% last year. The decrease in operating expenses was created by implementation of cost controls.

     Operating Income. Operating income increased 37% to $2.6 million in the third quarter of fiscal 2003 compared to $1.9 million last year. Operating income as a percentage of net sales increased to 6.3% in the third quarter of fiscal 2003 from 4.6% in the third quarter of fiscal 2002. The increase in operating income as a percentage of sales was the result of the decrease in operating expenses.

     Interest Expense. Interest expense in the third quarter of fiscal 2003 was $5.8 million, $402,000 less than the comparable period last year. The decrease in interest expense in third quarter of fiscal 2003 was primarily due to lower borrowings outstanding at lower interest rates in comparison to last year.

     Gain on Early Extinguishment of Debt. On December 31, 2002, the Company's wholly-owned subsidiary, GFSI, Inc., completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Company's 11.375% Senior Discount Notes ("Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by GFSI, Inc. is considered an early extinguishment of debt, and accordingly, the Company recorded a pre-tax gain on the transaction of approximately $9.6 million, net of related costs, in the third quarter of fiscal 2003.

     The Exchange Notes are unsecured obligations of GFSI, Inc., mature on March 1, 2007, pay interest semi- annually on March 1 and September 1, and were issued under an indenture with substantially identical terms as the indenture governing the $125 million aggregate principal amount at maturity of GFSI, Inc. Senior Subordinated Notes issued on February 27, 1997. The Exchange Notes were guaranteed by each of GFSI, Inc.'s wholly-owned subsidiaries
(Event 1, CCP, and GFSI Canada Company). GFSI, Inc. filed an exchange offer registration statement with the Securities and Exchange Commission to enable the holder of the Exchange Notes to exchange them for publicly registered notes having terms substantially identical to the Exchange Notes.

     In March 2002, the Company entered into a $65 million revolving bank credit facility (the "RBCA) and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. A pre-tax charge of $994,000 was recorded in the third quarter of fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.

     Net Income (loss). Net income for the third quarter of fiscal 2003 was $3.9 million compared to a net loss of $3.2 million last year. The early extinguishment gain on debt compared to a loss last year and the increase in operating income combined to create the increase in net income.

Comparison of Operating Results for the Nine Months Ended March 29, 2003 and March 29, 2002.

     Net Sales. Net sales for the nine months ended March 29, 2003 increased 6% to $157.0 million from $147.9 million last year. The increase in net sales was due to strong growth from the Licensed Apparel group, which was fueled by a 42% increase in revenue from CCP. The net sales increase from CCP was partially offset by a 18% decline in Corporate division sales. Net sales for CCP for the first nine months of fiscal 2003 were $13.7 million greater than last year while Corporate division sales were $4.1 million less than last year. Management believes that the Company's customers have shifted their purchases to lower priced apparel with less expensive decoration, which has enhanced the sales of CCP's more moderately priced goods. A soft economy and consequent reductions in corporate spending on marketing and employee incentive programs have had a detrimental effect on the net sales of the Corporate division.

     Gross Profit. Gross profit for the nine months ended March 29, 2003 increased 4% to $57.5 million from $55.5 million last year. Gross profit as a percentage of net sales decreased to 36.6% from 37.6% last year. The decrease in gross profit as a percentage of net sales was the result of a change in customer purchasing. College bookstore sales represented 51% of net sales for the nine month period ended March 29, 2003 compared to 43% last year. College bookstore sales generally provide a lower gross profit than the Company's other divisions.

     Operating Expenses. Operating expenses for the nine months ended March 29, 2003 increased 6% to $40.5 million from $38.2 million last year. Higher sales created the increase in operating expenses. Operating expenses as a percentage of net sales were 25.8% for the first nine months of fiscal 2003 and fiscal 2002. The favorable impact of cost control measures offset the higher royalty and distribution channel costs attributable to college bookstore sales which allowed operating expenses as a percentage of net sales to remain the same.

     Operating Income. Operating income decreased 2% to $17.0 million in fiscal 2003 from $17.3 million in fiscal 2002. Operating income as a percentage of net sales decreased to 10.9% in fiscal 2003 from 11.7% in fiscal 2002. The decrease in operating income as a percentage of sales was the result of a lower gross profit percentage on higher net sales.

     Interest Expense. Interest expense in the first nine months of fiscal 2003 was $17.9 million, $666,000 less than the comparable period last year. The decrease in interest expense was due to lower borrowings at lower interest rates in comparison to last year.

     Gain on Early Extinguishment of Debt. On December 31, 2002, the Company's wholly-owned subsidiary, GFSI, Inc., completed the private placement of $9.9 million of unregistered 9.625% senior subordinated notes ("Exchange Notes") in exchange for $24 million aggregate principal amount at maturity of the Company's 11.375% Senior Discount Notes (the "Holdings Discount Notes") with an accreted book value of $19.9 million. The acquisition of the Holdings Discount Notes by GFSI, Inc. is considered an early extinguishment of debt, and accordingly, the Company recorded a pre-tax gain on the transaction of approximately $9.6 million, net of related costs.

     In March 2002, the Company entered into a $65 million RBCA and repaid its existing $40 million bank credit facility ahead of its scheduled expiration. A pre-tax charge of $994,000 was recorded in the third quarter of fiscal 2002 to write off deferred debt origination costs related to the previous bank credit facility.

     Net Income (loss). Net income for the first nine months of fiscal 2003 was $5.3 million, compared to a net loss of $1.4 million last year. The early extinguishment gain on debt compared to a loss last year and offset the decrease in operating income and combined to create the $6.7 million increase in net income over last year.

Liquidity and Capital Resources

     Cash provided by operating activities in the first nine months of fiscal 2003 was $9.5 million compared to cash used by operating activities of $2.6 million last year. Fiscal 2002 operating cash flows were used to fund the increase in accounts receivable and inventory related to the addition of the CCP college bookstore business.

     Cash used in investing activities in the first nine months of fiscal 2003 was $2.9 million compared to $3.6 million last year. The cash used in both periods was related to the acquisition of property, plant and equipment.

     Cash used in financing activities in the first nine months of fiscal 2003 was $5.6 million compared to cash provided by financing activities of $2.0 million in the comparable period of fiscal 2002. Payments of bank debt was the primary use of cash in fiscal 2003. In fiscal 2002, the Company used borrowings under its RCBA to repay long-term debt.

     Under the Company's RBCA up to $65 million of revolving credit availability is provided, of which $24.8 million was borrowed and outstanding and approximately $6.3 million was utilized for outstanding commercial and stand-by letters of credit as of March 29, 2003. At March 29, 2003, $25.4 million was available for future borrowings under the RBCA. The Company believes that cash flows from operating activities and borrowings under the RBCA will be adequate to meet the Company's short-term and future liquidity requirements prior to the maturity of the RBCA in fiscal 2005, although no assurance can be given in this regard.

     The Company's wholly-owned subsidiary, GFSI, Inc., anticipates paying dividends to the Company to enable the Company to pay corporate income taxes, interest on the Holdings Discount Notes, fees payable under consulting and non-competition agreements, preferred stock dividends and certain other ordinary course expenses incurred on behalf of GFSI, Inc. The Company is dependent upon the cash flows of GFSI, Inc. to provide funds to service the Holdings Discount Notes. The Holdings Discount Notes do not have an annual cash flow requirement until fiscal 2005 as they accrue interest at 11.375% per annum, compounded semi-annually to an aggregate principal amount of $84.5 million at September 15, 2004. Thereafter, the Holdings Discount Notes will accrue interest at the rate of 11.375% per annum, payable semi-annually, in cash on March 15 and September 15 of each year, commencing on March 15, 2005. Additionally, the Company's cumulative non-cash preferred stock ("Holdings Preferred Stock") dividends total approximately $400,000 annually. Holdings Preferred Stock may be redeemed at stated value (approximately $3.4 million) plus accrued dividends with mandatory redemption in fiscal 2009.

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

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      ------------------------------------------------------------------

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


                        ITEM 4. CONTROLS AND PROCEDURES
                        -------------------------------

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of he design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

The Company is not a party to any pending legal proceeding the resolution of which, the management of the Company believes, would have a material adverse effect on the Company's results of operations or financial condition, nor to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.

Item 2. Changes in Securities
-----------------------------
None.

Item 3. Defaults Upon Senior Securities
---------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)    Exhibits

       None.

(b)    Reports on Form 8-K

       None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GFSI HOLDINGS, INC.
May 13, 2003
                                            /s/ J. CRAIG PETERSON
                                            ----------------------------------
                                            J. Craig Peterson, Sr. Vice
                                            President of Finance and Principal
                                            Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING GFSI HOLDINGS, INC.'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL PERIOD ENDED MARCH 29, 2003

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

Date:    May 13, 2003


/S/  ROBERT M. WOLFF
---------------------------------------
Robert M. Wolff
Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING GFSI HOLDINGS, INC.'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL PERIOD ENDED MARCH 29, 2003

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

Date:    May 13, 2003


/S/ J. CRAIG PETERSON
-------------------------------------------------
J. Craig Peterson
Senior Vice President and Chief Financial Officer